Form 10-Q
period 2015-03-31
AVAYA INC
filed 2015-05-08
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 8, 2015, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
REVENUE
Products	$487	$532	$1,036	$1,106
Services	508	528	1,038	1,085
	995	1,060	2,074	2,191
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	182	206	385	434
Amortization of acquired technology intangible assets	7	14	16	28
Services	214	243	443	492
	403	463	844	954
GROSS PROFIT	592	597	1,230	1,237
OPERATING EXPENSES
Selling, general and administrative	356	397	730	790
Research and development	86	101	174	196
Amortization of acquired intangible assets	57	57	114	115
Restructuring charges, net	10	42	25	49
	509	597	1,043	1,150
OPERATING INCOME	83	—	187	87
Interest expense	(110)	(116)	(222)	(235)
Loss on extinguishment of debt	—	(4)	—	(4)
Other (expense) income, net	(1)	(2)	13	(1)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(28)	(122)	(22)	(153)
Benefit from (provision for) income taxes of continuing operations	6	(1)	3	(27)
LOSS FROM CONTINUING OPERATIONS	(22)	(123)	(19)	(180)
Income from discontinued operations, net of income taxes	—	27	—	30
NET LOSS	$(22)	$(96)	$(19)	$(150)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net loss	$(22)	$(96)	$(19)	$(150)
Other comprehensive income (loss):
Pension, postretirement and postemployment benefit-related items, net of tax of $10 and $11 for the three and six months ended March 31, 2015 and $9 and $9 for the three and six months ended March 31, 2014, respectively	7	4	24	15
Cumulative translation adjustment, net of tax benefit of $0 and $0 for the three and six months ended March 31, 2015 and $1 and $1 for the three and six months ended March 31, 2014, respectively	66	—	76	(15)
Other	—	(1)	—	(1)
Other comprehensive income (loss)	73	3	100	(1)
Comprehensive income (loss)	$51	$(93)	$81	$(151)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$332	$322
Accounts receivable, net	688	745
Inventory	190	197
Deferred income taxes, net	23	24
Other current assets	216	211
TOTAL CURRENT ASSETS	1,449	1,499
Property, plant and equipment, net	278	281
Deferred income taxes, net	47	52
Acquired intangible assets, net	1,093	1,224
Goodwill	4,053	4,047
Other assets	91	99
TOTAL ASSETS	$7,011	$7,202
LIABILITIES
Current liabilities:
Debt maturing within one year	$19	$19
Accounts payable	384	416
Payroll and benefit obligations	217	228
Deferred revenue	722	668
Business restructuring reserve, current portion	95	86
Other current liabilities	235	254
TOTAL CURRENT LIABILITIES	1,672	1,671
Long-term debt	5,920	5,949
Pension obligations	1,395	1,535
Other postretirement obligations	266	273
Deferred income taxes, net	255	249
Business restructuring reserve, non-current portion	70	119
Other liabilities	410	475
TOTAL NON-CURRENT LIABILITIES	8,316	8,600
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,973	2,962
Accumulated deficit	(4,850)	(4,831)
Accumulated other comprehensive loss	(1,100)	(1,200)
TOTAL STOCKHOLDER'S DEFICIENCY	(2,977)	(3,069)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$7,011	$7,202

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six months ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(19)	$(150)
Income from discontinued operations, net of income taxes	—	30
Loss from continuing operations	(19)	(180)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	186	237
Share-based compensation	11	14
Amortization of debt issuance costs	7	7
Accretion of debt discount	3	2
Non-cash charge for debt issuance costs upon redemption of debt	—	2
Third-party fees expensed in connection with the debt modification	—	2
Provision for uncollectible receivables	1	1
Deferred income taxes, net	(19)	(31)
Unrealized (gain) loss on foreign currency exchange	(5)	6
Changes in operating assets and liabilities:
Accounts receivable	55	44
Inventory	1	23
Accounts payable	(22)	(10)
Payroll and benefit obligations	(54)	(79)
Business restructuring reserve	(17)	(22)
Deferred revenue	70	27
Other assets and liabilities	(53)	(11)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	145	32
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	—	4
NET CASH PROVIDED BY OPERATING ACTIVITIES	145	36
INVESTING ACTIVITIES:
Capital expenditures	(67)	(59)
Capitalized software development costs	—	(1)
Acquisition of businesses, net of cash acquired	(6)	(11)
Proceeds from sale of long-lived assets	—	61
Proceeds from sale-leaseback transactions	15	—
Proceeds from sale of investments	—	1
Other investing activities, net	(2)	—
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES	(60)	(9)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	—	98
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(60)	89
FINANCING ACTIVITIES:
Proceeds from term B-6 loans	—	1,136
Repayment of term B-5 loans	—	(1,138)
Proceeds from borrowings under multi-currency revolver	50	—
Repayments of borrowings under multi-currency revolver	(70)	—
Debt issuance and debt modification costs	—	(10)
Repayment of long-term debt	(19)	(19)
Payments related to sale-leaseback transactions	(5)	—
Other financing activities, net	(2)	3
NET CASH USED FOR FINANCING ACTIVITIES	(46)	(28)
Effect of exchange rate changes on cash and cash equivalents	(29)	(1)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10	96
Cash and cash equivalents at beginning of period	322	288
Cash and cash equivalents at end of period	$332	$384

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
The Company sells directly through its worldwide sales force and through its global network of channel partners. As of March 31, 2015, Avaya had approximately 11,100 channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2015 and for the three and six months ended March 31, 2015 and 2014 include the accounts of Avaya Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2014, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2014. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim Consolidated Financial Statements. In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
In April 2015, the FASB issued ASU 2015-03 “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company adopted this guidance in the second quarter of fiscal 2015, which has been applied retrospectively. As a result of the adoption of this standard, unamortized debt issuance costs of $13 million originally included in other current assets and $42 million originally included in other assets, were reclassified as a reduction of debt maturing within one year and long-term debt, respectively, in the Consolidated Balance Sheet as of September 30, 2014.
Recent Accounting Guidance Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 “Revenue from Contracts with Customers.” The standard supersedes most of the current revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This accounting guidance is effective for the Company beginning in the first quarter of fiscal 2018; early adoption is not permitted. The ASU may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its Consolidation Financial Statements.
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
In January 2015, the FASB issued ASU No. 2015-01 "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The standard eliminated from GAAP the concept of extraordinary items. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2016 and is not expected to have a material effect on its Consolidated Financial Statements.

3.	Business Combinations
Other Acquisition
During the six months ended March 31, 2015, the Company completed an acquisition primarily to enhance the Company’s technology portfolio for an aggregate purchase price of $10 million, subject to working capital and other customary adjustments. The acquisition has been accounted for under the acquisition method. The acquired intangible assets associated with this acquisition were not material.
IT Navigator
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
Discontinued Operations
Summarized financial information relating to the Company's discontinued operations are as follows:

In millions	Three months ended March 31, 2014	Six months ended March 31, 2014
SERVICES REVENUE	$26	$53
OPERATING INCOME FROM DISCONTINUED OPERATIONS	$3	$7
Gain on sale of ITPS business	49	49
INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	52	$56
Provision for income taxes from discontinued operations	(25)	(26)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$27	$30
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
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2015 and 2014 that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
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
The Company determined that no events had occurred or circumstances changed during the six months ended March 31, 2015 and 2014 that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.

6.	Supplementary Financial Information
Supplemental Operations Information

	Three months ended March 31,		Six months ended March 31,
In millions	2015	2014	2015	2014
OTHER (EXPENSE) INCOME, NET
Interest income	$1	$1	$1	$1
(Loss) gain on foreign currency transactions	(1)	(2)	5	—
Third party fees incurred in connection with debt modifications	—	(2)	—	(2)
Venezuela hyperinflationary and devaluation charges	—	(2)	—	(2)
Change in certain tax indemnifications	—	3	9	3
Other, net	(1)	—	(2)	(1)
Total other (expense) income, net	$(1)	$(2)	$13	$(1)

7.	Business Restructuring Reserve and Programs
Fiscal 2015 Restructuring Program
During fiscal 2015, the Company continued to identify opportunities to streamline operations and generate costs savings which included eliminating employee positions. During the six months ended March 31, 2015, the Company recognized restructuring charges of $25 million, net. These charges included employee separation costs of $18 million primarily associated with fiscal 2015 employee severance actions in the U.S. and Europe, Middle East and Africa ("EMEA"), for which the related payments are expected to be completed in fiscal 2019. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities that may exist.
The following table summarizes the components of the fiscal 2015 restructuring program during the six months ended March 31, 2015:

In millions	Employee Separation Costs	Lease Obligations	Total
2015 restructuring charges	$18	$1	$19
Cash payments	(7)	—	(7)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of March 31, 2015	$10	$1	$11
Fiscal 2014 Restructuring Program
During fiscal 2014, the Company continued to identify opportunities to streamline operations and generate costs savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal year 2014 associated with these initiatives, net of adjustments to previous periods, were $165 million. These charges included employee separation costs of $155 million, primarily associated with employee severance actions of $123 million in EMEA and $24 million in the U.S. The EMEA charges include plans in the third and fourth quarters of fiscal 2014 for the elimination of 121 and 165 positions and resulted in a charge of $26 million and $39 million, respectively, for which the related payments are expected to be completed in fiscal 2019. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The charges in the U.S. included an enhanced separation plan that was offered to certain employees that will result in the elimination of 172 positions and a restructuring charge of $10 million, for which the related payments are expected to be completed in fiscal 2015.
Restructuring charges also included $9 million of lease obligations primarily in the U.S. The future lease obligations, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating facilities during fiscal 2014 are expected to continue through fiscal 2022.
The following table summarizes the components of the fiscal 2014 restructuring program during the six months ended March 31, 2015:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2014	$115	$7	$122
Cash payments	(17)	(2)	(19)
Adjustments (1)	—	2	2
Impact of foreign currency fluctuations	(14)	—	(14)
Balance as of March 31, 2015	$84	$7	$91

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
The following table aggregates the remaining components of the fiscal 2008 through 2013 restructuring programs during the six months ended March 31, 2015:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2014	$9	$74	$83
Cash payments	(5)	(10)	(15)
Adjustments (1)	1	3	4
Impact of foreign currency fluctuations	(2)	(7)	(9)
Balance as of March 31, 2015	$3	$60	$63

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
Principal amounts of long term debt and long term debt net of discounts and issuance costs consists of the following:

	March 31, 2015		September 30, 2014
In millions	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance costs
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	$40	$40	$40	$40
Variable rate senior secured multi-currency revolver due October 26, 2016	70	69	90	88
Variable rate senior secured term B-3 loans due October 26, 2017	2,090	2,071	2,102	2,079
Variable rate senior secured term B-4 loans due October 26, 2017	1	1	1	1
Variable rate senior secured term B-6 loans due March 31, 2018	1,121	1,109	1,128	1,113
7% senior secured notes due April 1, 2019	1,009	998	1,009	996
9% senior secured notes due April 1, 2019	290	285	290	285
10.50% senior secured notes due March 1, 2021	1,384	1,366	1,384	1,366
Total debt	$6,005	5,939	$6,044	5,968
Debt maturing within one year		(19)		(19)
Non-current portion of long-term debt		$5,920		$5,949
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
The February 5, 2014 amendment of the Cash Flow Credit Agreement was accounted for as a modification of debt to the extent the existing term B-5 loans were refinanced with term B-6 loans issued to the same creditor and an extinguishment of debt to the extent refinanced with term B-6 loans issued to a different creditor. Accordingly, for the portion accounted for as a debt extinguishment the difference between the reacquisition price (including any unamortized premium and debt issue costs) of $4 million was recognized as a loss upon debt extinguishment during fiscal 2014. Third party expenses of $2 million associated with the modification of debt were expensed as incurred and included in other income, net during fiscal 2014.
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
The senior secured multi-currency revolver available under the Cash Flow Agreement allows for borrowings of up to $200 million. At March 31, 2015 and September 30, 2014, there were borrowings of $70 million and $90 million, respectively, in addition to $26 million and $0 million of issued and outstanding letters of credit with the aggregate remaining revolver availability of $104 million and $110 million, respectively.
The Company's senior secured multi-currency asset-based revolving credit facility allows for borrowings of up to $335 million subject to availability under a borrowing base, of which $150 million may be in the form of letters of credit. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. At March 31, 2015 and September 30, 2014, the Company had aggregate borrowings of $40 million and $40 million, respectively, in addition to $120 million and $79 million of issued and outstanding letters of credit with aggregate remaining revolver availability of $115 million and $207 million, respectively.
The weighted average contractual interest rate of the Company’s outstanding debt as of March 31, 2015 and September 30, 2014 was 6.9% and 6.9%, respectively. The effective interest rate of each obligation is not materially different than its contractual interest rate. As of March 31, 2015 and September 30, 2014, the Company was not in default under any of its agreements.

Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2015	$19
2016	38
2017	148
2018	3,117
2019	1,299
2020 and thereafter	1,384
Total	$6,005
Capital Lease Obligations
Included in other liabilities is $62 million and $59 million of capital lease obligations, net of imputed interest as of March 31, 2015 and September 30, 2014, respectively, which includes assets under a sale-leaseback arrangement and an office facility.
On August 20, 2014, the Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company which are being leased-back by Avaya and accounted for as a capital lease. Under the terms of the agreement, additional financing is also available to Avaya and its subsidiaries of up to $24 million per year for the sale of equipment used in the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred or is continuing as of the date any such financing is requested. During the six months ended March 31, 2015, the Company received $15 million in cash proceeds in connection with the sale of equipment used in the performance of services under this agreement. As of March 31, 2015 and September 30, 2014, capital lease obligations associated with this agreement were $46 million and $40 million, respectively.

9.	Derivatives and Other Financial Instruments
Interest Rate Swaps
From time to time, the Company has entered into interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the Cash Flow Credit Agreement. As of and during the six months ended March 31, 2015 and 2014 there were no outstanding interest rate swap agreements.
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and intercompany loans residing on foreign subsidiaries’ books, which are denominated in currencies other than the subsidiary’s functional currency. When those items are revalued into the subsidiaries’ functional currencies at the month-end exchange rates, the fluctuations in the exchange rates are recognized in the Consolidated Statements of Operations as other (expense) income, net. Changes in the fair value of the Company’s foreign currency forward contracts used to offset these exposed items are also recognized in the Consolidated Statements of Operations as other (expense) income, net in the period in which the exchange rates change.
The gains and (losses) of the foreign currency forward contracts included in other (expense) income, net were $3 million and $2 million for the three months ended March 31, 2015 and 2014, respectively, and $(1) million and $2 million for the six months ended March 31, 2015 and 2014, respectively.
The following table summarizes the estimated fair value of the foreign currency forward contracts:

In millions
Balance Sheet Location	March 31, 2015	September 30, 2014
Other current assets	$1	$—
Other current liabilities	(1)	(2)
Net Asset (Liability)	$—	$(2)

10.	Fair Value Measures
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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014 were as follows:

	March 31, 2015
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
The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 (as modified) and October 28, 2017 (as modified) with interest at the rate of 1.65% (as modified) and 1.85% (as modified) per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheets. The estimated fair value of the $8 million note receivable was $7 million and $6 million at March 31, 2015 and September 30, 2014, respectively. The estimated fair value of the $10 million note receivable was $9 million and $9 million at March 31, 2015 and September 30, 2014, respectively. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company's revolving credit facilities at March 31, 2015 were estimated based on a Level 2 input using discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. The estimated fair values of all other amounts borrowed under the Company’s financing arrangements at March 31, 2015 and September 30, 2014 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the amounts borrowed under the Company’s credit agreements at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015		September 30, 2014
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	$40	$38	$40	$38
Variable rate senior secured multi-currency revolver due October 26, 2016	70	68	90	86
Variable rate senior secured term B-3 loans due October 26, 2017	2,090	2,063	2,102	2,002
Variable rate senior secured term B-4 loans due October 26, 2017	1	1	1	1
Variable rate senior secured term B-6 loans due March 31, 2018	1,121	1,118	1,128	1,116
7% senior secured notes due April 1, 2019	1,009	1,006	1,009	975
9% senior secured notes due April 1, 2019	290	298	290	294
10.50% senior secured notes due March 1, 2021	1,384	1,179	1,384	1,204
Total	$6,005	$5,771	$6,044	$5,716

11.	Income Taxes
The benefit from income taxes of continuing operations for the six months ended March 31, 2015 was $3 million, as compared to the provision for income taxes of continuing operations of $27 million for the six months ended March 31, 2014.
The effective rate for the six months ended March 31, 2015 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) net reductions for unrecognized tax benefits resulting from the lapse of statute of limitations offset by increases due to tax positions taken during the current period, (4) recognition of a $6 million income tax benefit related to the correction of prior period valuation allowances on deferred tax assets, and (5) recognition of a $11 million income tax benefit as a result of net gains in other comprehensive income.
During the three months ended December 31, 2014, the Company recorded a correction to prior period valuation allowance on deferred tax assets. This adjustment decreased the provision for income taxes of continuing operations by $6 million; prior to this adjustment, the Company's provision for income taxes of continuing operations was $3 million for the six months ended March 31, 2015. The Company evaluated the correction in relation to the six months ended March 31, 2015, the expected full year results for fiscal 2015, as well as the period in which the adjustment originated, and concluded that the adjustment was not material to the current or any prior fiscal year.
The effective rate for the six months ended March 31, 2014 differs from the statutory U.S. federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) recognition of an $8 million income tax benefit as a result of net gain in other comprehensive income, and (4) recognition of a $22 million income tax benefit as a result of net gains in income from discontinued operations.
During the six months ended March 31, 2015 and 2014, the Company recorded a tax charge of $11 million and $8 million, respectively, related to net gains included in other comprehensive income and during the six months ended March 31, 2014 recorded a tax charge of $22 million related to discontinued operations. As a result of the charges to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations as less current period valuation allowance was required against the Company's deferred tax assets in each period.
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

Effective November 25, 2013 and January 31, 2014, the Company entered into a two-year contract extensions with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. With the contract extensions, the contracts with the CWA and IBEW now terminate on June 13, 2016. The contract extensions did not affect the Company's obligation for pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).

The components of the pension and postretirement net periodic benefit cost (credit) for the three and six months ended March 31, 2015 and 2014 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
In millions	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$1	$2	$1	$1
Interest cost	34	37	4	6	5	5
Expected return on plan assets	(45)	(42)	—	(1)	(3)	(3)
Amortization of unrecognized prior service cost	—	—	—	—	(3)	(3)
Amortization of previously unrecognized net actuarial loss	25	20	2	1	1	1
Net periodic benefit cost	$15	$16	$7	$8	$1	$1

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Six months ended March 31,		Six months ended March 31,		Six months ended March 31,
In millions	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$2	$2	$3	$4	$1	$1
Interest cost	68	73	8	11	10	11
Expected return on plan assets	(89)	(84)	(1)	(1)	(5)	(6)
Amortization of unrecognized prior service cost	—	—	—	—	(6)	(6)
Amortization of previously unrecognized net actuarial loss	49	41	4	2	2	2
Net periodic benefit cost	$30	$32	$14	$16	$2	$2
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable laws and regulations. For the six month period ended March 31, 2015, the Company made contributions of $37 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2015 are $55 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the six month period ended March 31, 2015, the Company made payments for these U.S. and non-U.S. pension benefits totaling $3 million and $17 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2015 are $4 million and $9 million, respectively.
During the six months ended March 31, 2015, the Company contributed $8 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the agreements between the Company and the CWA and IBEW. Estimated contributions under the terms of the agreements are $16 million for the remainder of fiscal 2015.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six month period ended March 31, 2015, the Company made payments totaling $4 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2015 are $2 million.

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended March 31,		Six months ended March 31,
In millions	2015	2014	2015	2014
REVENUE
Global Communications Solutions	$440	$476	$921	$983
Avaya Networking	47	56	115	123
Enterprise Collaboration Solutions	487	532	1,036	1,106
Avaya Global Services	508	528	1,038	1,085
	$995	$1,060	$2,074	$2,191
GROSS PROFIT
Global Communications Solutions	$289	$304	$603	$618
Avaya Networking	16	26	48	58
Enterprise Collaboration Solutions	305	330	651	676
Avaya Global Services	294	289	596	598
Unallocated Amounts (1)	(7)	(22)	(17)	(37)
	592	597	1,230	1,237
OPERATING EXPENSES
Selling, general and administrative	356	397	730	790
Research and development	86	101	174	196
Amortization of intangible assets	57	57	114	115
Restructuring charges, net	10	42	25	49
	509	597	1,043	1,150
OPERATING INCOME	83	—	187	87
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER (EXPENSE) INCOME, NET	(111)	(122)	(209)	(240)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(28)	$(122)	$(22)	$(153)

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

14.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2015 and 2014 are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Cumulative Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2014	$(1,150)	$(49)	$(1)	$(1,200)
Other comprehensive income before reclassifications	—	76	—	76
Amounts reclassified to earnings	35	—	—	35
Provision for income taxes	(11)	—	—	(11)
Balance as of March 31, 2015	$(1,126)	$27	$(1)	$(1,100)

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Cumulative Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2013	$(949)	$(56)	$(1)	$(1,006)
Other comprehensive loss before reclassifications	—	(16)	—	(16)
Amounts reclassified to earnings	24	—	(1)	23
(Provision for) benefit from income taxes	(9)	1	—	(8)
Balance as of March 31, 2014	$(934)	$(71)	$(2)	$(1,007)
The amounts reclassified out of accumulated other comprehensive loss into the Consolidated Statements of Operations prior to the impact of income taxes, with line item location, during the three and six months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,		Six months ended March 31,
In millions	2015	2014	2015	2014	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$4	$3	$9	$6	Costs - Products
	4	3	9	6	Costs - Services
	7	6	14	10	Selling, general and administrative
	2	1	3	2	Research and development
	17	13	35	24
Other	—	(1)	—	(1)	Other (expense) income, net
Total amounts reclassified to operations	$17	$12	$35	$23

15.	Commitments and Contingencies
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
Following the jury verdict, TLI/Continuant sought an injunction regarding the Company’s ongoing business operations. On June 30, 2014, a federal judge rejected the demands of TLI/Continuant’s proposed injunction and stated that “only a narrow injunction is appropriate.” Instead, the judge issued an order relating to customers who purchased an Avaya PBX system between January 1, 1990 and April 30, 2008 only. Those customers and their agents will have free access to the on demand maintenance commands that were installed on their systems at the time of the purchase transaction. The court specified that this right “does not extend to access on a system purchased after April 30, 2008.” Consequently, the injunction affects only systems sold prior to April 30, 2008. The judge denied all other requests TLI/Continuant made in its injunction filing. The Company is complying with the injunction.
The Company and TLI/Continuant filed post-trial motions seeking to overturn the jury’s verdict, which motions were denied. In September 2014, the Court entered judgment in the amount of $63 million, which included the jury's award of $20 million, subject to automatic trebling, or $60 million, plus prejudgment interest in the amount of $3 million. On October 10, 2014, the Company filed a Notice of Appeal, and on October 23, 2014, TLI/Continuant filed a Notice of Conditional Cross-Appeal. On October 23, 2014, the Company filed its supersedeas bond with the Court in the amount of $63 million, which includes an amount for post-judgment interest and stays execution of the judgment while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its existing credit facilities. On November 10, 2014, TLI/Continuant made an application for attorney's fees, expenses and costs, which the Company is contesting. TLI/Continuant’s current application for attorneys’ fees, expenses and costs is approximately $65 million and represents activity through September 11, 2014. Once the initial application is resolved by the Court, the Company expects that TLI/Continuant will make a supplemental application for activity beyond September 11, 2014. Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney’s fees, expenses and costs, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand.
The Company continues to believe that TLI/Continuant's claims are without merit and unsupported by the facts and law, and the Company intends to defend this matter, including by filing its appeal to the United States Court of Appeals for the Third Circuit. The Company expects to file its initial appellate brief with the Third Circuit in May 2015, and briefing by the parties is scheduled to continue through September 2015. No loss reserve has been provided for this matter.
In the event TLI/Continuant ultimately succeed on appeal, any potential loss could be material. At this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
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

In millions
Balance as of October 1, 2014	$13
Reductions for payments and costs to satisfy claims	(6)
Accruals for warranties issued during the period	4
Balance as of March 31, 2015	$11
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of March 31, 2015, the Company had outstanding an aggregate of $178 million in irrevocable letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $146 million issued under its $535 million committed revolving credit facilities, which facilities are available through October 26, 2016.  Also included is $32 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $71 million of the Company’s letters of credit and include the $63 million supersedeas bond filed with the Court in the TLI/Continuant matter discussed above. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $76 million as of March 31, 2015. Historically, no surety bonds have been drawn upon.
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

Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $25 million in awards were outstanding as of March 31, 2015. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of March 31, 2015, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 8, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of March 31, 2015, no amounts have been accrued pursuant to this indemnity.
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
Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2015 and for the three and six months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2014, which were included in our Annual Report on Form 10-K filed with the SEC on November 26, 2014. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
•Avaya Networking includes our advanced fabric networking technology which offers a virtualized network designed to be simple to deploy, agile and resilient. This reporting segment also includes products such as Ethernet switches and routers; wireless networking; and access control products that enforce role- and policy- based access to the network. Our fabric networking technology is flexible and extensible to legacy network systems.  It helps customers simplify their network environment and eliminate the need for manual individual configuration, implementation, and maintenance of each network component.  It enables customers to reduce the multiple protocols necessary in legacy networks to a single, unified technology while maintaining their existing Ethernet network infrastructure, if desired.
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
On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, we intend to use the net proceeds received by us in connection with this offering to pay certain amounts in connection with the termination of our management services agreement with affiliates of our Sponsors. We intend to use the remainder of the net proceeds, for working capital and other general corporate purposes, including repayment of a portion of our long-term indebtedness, the potential redemption of some or all of our Series A Preferred Stock and supporting our strategic growth opportunities in the future. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.
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

•
We have evolved our product design philosophy, anticipating demand for products that are cloud- and mobile enabled. We also design our products to be flexible, extensible, secure and reliable. This allows our customers to transition from old communications and collaboration technology to newer technology in a way that is manageable and cost-effective.

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
Networking Products
Our advanced fabric networking technology, based on open industry standards, is designed to deliver a virtualized network that is simple to deploy, agile to operate, and resilient. Many conventional networking technologies have complex architectures, layering protocols over protocols, making the network architecture fragile and significantly impeding the roll-out of real-time applications. Avaya’s fabric networking technology is called Fabric Connect. It helps customers simplify their network environment and eliminate the need for manual individual configuration, implementation, and maintenance of each network component. We believe Fabric Connect is currently capable of delivering many of the benefits that are promised in future implementations of software-defined networking. Fabric Connect reduces the multiple protocols necessary in legacy networks to a single, unified technology and is fully compatible with existing Ethernet networks. Unified access and network virtualization capabilities form the foundation of Avaya Networking Solutions. Benefits include:

•
Unified access: Our unified access solution is designed to securely extend both fixed and mobile BYOD policies and enable proactive provisioning, quality monitoring, and active application awareness and control.

•
Network virtualization: Our network virtualization products are designed to optimize the physical network, decrease network complexity, eliminate complex protocols, and integrate security features for the safe segmentation of data. All of this is intended to accelerate application and user deployment.

In addition to Fabric Connect, our networking product portfolio includes:

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

Avaya can manage existing infrastructure of any age and from any communications vendor, and many customers leverage this model as a way to manage complex existing environments while they upgrade their entire communication network to the latest technology. This provides customers with the option of a recurring operational expense, rather than a one-time capital expenditure, for upgrading to the latest technology. In these types of deals, the underlying products and infrastructure are owned by the equipment vendor, or managed services/Cloud provider, and are often included in the managed services pricing/revenue.
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

Divestiture of IT Professional Services Business
On March 31, 2014, the Company completed the sale of its IT Professional Services (“ITPS”) business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. See Note 4, “Divestiture - IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details. As a result of management's divestiture of the ITPS business, the results of operations, cash flows and assets and liabilities of the ITPS business have been classified as discontinued operations for fiscal 2014.
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

Principal amounts of long term debt and long term debt net of discounts and issuance costs as of March 31, 2015 consists of the following:

In millions	Principal Amount	Net of Discounts and Issuance Costs
Variable rate senior secured multi-currency asset-based revolving credit facility due October 26, 2016	$40	$40
Variable rate senior secured multi-currency revolver due October 26, 2016	70	69
Variable rate senior secured term B-3 loans due October 26, 2017	2,090	2,071
Variable rate senior secured term B-4 loans due October 26, 2017	1	1
Variable rate senior secured term B-6 loans due March 31, 2018	1,121	1,109
7% senior secured notes due April 1, 2019	1,009	998
9% senior secured notes due April 1, 2019	290	285
10.50% senior secured notes due March 1, 2021	1,384	1,366
Total debt	$6,005	5,939
Debt maturing within one year		(19)
Non-current portion of long-term debt		$5,920
The weighted average contractual interest rate of the Company's outstanding debt as of March 31, 2015 and September 30, 2014 was 6.9% and 6.9%, respectively.
The table below sets forth the annual maturities of our long term debt as of March 31, 2015 for the next five years ending September 30th:

In millions
Remainder of fiscal 2015	$19
2016	38
2017	148
2018	3,117
2019	1,299
2020 and thereafter	1,384
Total	$6,005
Financial Results Summary
Our revenue for the six months ended March 31, 2015 and 2014 was $2,074 million and $2,191 million, respectively, a decrease of $117 million or 5%. Revenues were affected by the unfavorable impact of foreign currencies particularly in Europe, Canada, and Latin America. The decrease was also attributable to declines in sales of our core and legacy products and associated services, particularly in the U.S., where the Company was constrained by sales execution.
As we continue to transform our business and focus our go-to-market efforts to drive growth in our flagship product lines and services such as Aura, Avaya Private Cloud Services or APCS, contact center and IP Office, revenues attributable to our core and legacy product lines and services have declined.   We have worked to migrate customers from legacy products such as the Nortel and Tenovis lines into our newer offerings.  Further, as our core products such as gateways, servers, and phones or other software endpoints are integral components to our flagship and legacy products, core product sales declined as the decrease in sales of our legacy products were only partially offset by the increase in the sales of our flagship products. In addition, we believe better utilization of SIP technology, which enables our customers to run their communication networks more efficiently, requiring fewer gateways and servers, has contributed to lower demand for our core and legacy products. The declines in our legacy and core products in turn contributed in part to lower maintenance revenue. The decreases in our maintenance revenue is offset in part by increases in APCS.
As a result of a growing market trend around Cloud consumption preferences more customers are exploring operational expense, or OpEx models, rather than capital expenditure, or CapEx models, for procuring technology. The shift to OpEx models enables customers to manage costs and efficiencies, by paying a subscription fee for business collaboration and communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a managed services or Cloud provider. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on OpEx models. Throughout fiscal 2014 and into fiscal 2015, our total contracted value for cloud and managed services grew. These contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a period of time, typically three to seven years. As of March 31, 2015, we anticipate the total future revenues for these contracts to be in excess of $800 million.
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
Operating income for the six months ended March 31, 2015 and 2014 was $187 million and $87 million, respectively, an increase of $100 million. The increase in operating income reflects the continued benefit from our cost savings initiatives and is offset by the decrease in revenues as discussed above. In addition, our operating results for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014 reflect, among other things:

•	improvement in gross margin to 59.3% for the six months ended March 31, 2015 as compared to 56.5% for the six months ended March 31, 2014;

•	lower depreciation and amortization charges as the Company sold under-utilized facilities and certain intangible assets have been fully amortized;

•	decreased restructuring charges of $24 million as the Company initiated greater cost cutting actions during the six months ended March 31, 2014, particularly in Europe; and

•	a favorable impact of foreign currency on our operating expenses.
Operating income includes non-cash depreciation and amortization of $186 million and $237 million and share-based compensation of $11 million and $14 million for the six months ended March 31, 2015 and 2014, respectively.
Net loss for the six months ended March 31, 2015 was $19 million as compared to $150 million for the six months ended March 31, 2014. The improvement in our results is primarily attributable to the increase in operating income as described above, the release of a reserve related to a tax indemnification liability, lower interest expense as a result of 2014 refinancing transactions and a benefit from income taxes primarily associated with changes in valuation allowances and unrecognized tax benefits in certain jurisdictions.
Results From Operations
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Revenue
Our revenue for the three months ended March 31, 2015 and 2014 was $995 million and $1,060 million, respectively, a decrease of $65 million or 6%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended March 31,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
GCS	$440	$476	44%	45%	(8)%	(5)%
Networking	47	56	5%	5%	(16)%	(14)%
Total ECS product revenue	487	532	49%	50%	(8)%	(6)%
AGS	508	528	51%	50%	(4)%	0%
Total revenue	$995	$1,060	100%	100%	(6)%	(3)%
GCS revenue for the three months ended March 31, 2015 and 2014 was $440 million and $476 million, respectively, a decrease of $36 million or 8%. The decrease in GCS revenue was primarily attributable to lower demand for our legacy and core products and the unfavorable impact of foreign currency. These decreases in GCS revenue were partially offset by increases in demand for our flagship products as discussed above.

Networking revenue for the three months ended March 31, 2015 and 2014 was $47 million and $56 million, respectively, a decrease of $9 million or 16%. The decrease in Networking revenue is primarily attributable to the revenues associated with the Company's successful completion of its networking implementation at the Sochi Olympics.
AGS revenue for the three months ended March 31, 2015 and 2014 was $508 million and $528 million, respectively, a decrease of $20 million or 4%. The decrease in AGS revenue was primarily due to the unfavorable impact of foreign currency and lower maintenance services revenues as a result of lower demand for our legacy and core products in prior periods. These decreases in AGS revenue were partially offset by higher revenues from professional services and Cloud and managed services performed under contracts entered into in prior periods. As discussed above, the revenues associated with these contracts are recognized over a period of time, typically three to seven years.
The following table sets forth a comparison of revenue by location:

	Three months ended March 31,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
U.S.	$531	$532	53%	50%	0%	0%
International:
EMEA	266	313	27%	29%	(15)%	(8)%
APAC - Asia Pacific	104	112	11%	11%	(7)%	(5)%
Americas International - Canada and Latin America	94	103	9%	10%	(9)%	0%
Total International	464	528	47%	50%	(12)%	(6)%
Total revenue	$995	$1,060	100%	100%	(6)%	(3)%
Revenue in the U.S. for the three months ended March 31, 2015 and 2014 was $531 million and $532 million, respectively, a decrease of $1 million or less than 1%. The decrease in U.S. revenue was primarily attributable to lower sales of our core and legacy products and associated maintenance. These decreases in U.S. revenue were partially offset by higher revenues from sales of our flagship products, professional services, and Cloud and managed services performed under contracts entered into in prior periods. Revenue in EMEA for the three months ended March 31, 2015 and 2014 was $266 million and $313 million, respectively, a decrease of $47 million or 15%. The decrease in EMEA revenue was primarily attributable to the unfavorable impact of foreign currency, lower sales of our core and legacy products and associated maintenance, and the revenues associated with the Company's successful completion of its networking implementation at the Sochi Olympics in fiscal 2014. These decreases in EMEA revenue were partially offset by higher revenue from sales of our flagship products and Cloud and managed services performed under contracts entered into in prior periods. Revenue in APAC for the three months ended March 31, 2015 and 2014 was $104 million and $112 million, respectively, a decrease of $8 million or 7%. The decrease in APAC revenue was primarily attributable to lower revenues associated with products and the unfavorable impact of foreign currency. Revenue in Americas International was $94 million and $103 million for the three months ended March 31, 2015 and 2014, respectively, a decrease of $9 million or 9%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended March 31,
	2015	2014	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
Direct	$130	$131	27%	25%	(1)%	4%
Indirect	357	401	73%	75%	(11)%	(10)%
Total ECS product revenue	$487	$532	100%	100%	(8)%	(6)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended March 31,
	Gross Profit		Gross Margin		Change
In millions	2015	2014	2015	2014	Amount	Pct.
GCS	$289	$304	65.7%	63.9%	$(15)	(5)%
Networking	16	26	34.0%	46.4%	(10)	(38)%
ECS	305	330	62.6%	62.0%	(25)	(8)%
AGS	294	289	57.9%	54.7%	5	2%
Unallocated amounts	(7)	(22)	(1)	(1)	15	(1)
Total	$592	$597	59.5%	56.3%	$(5)	(1)%

(1)	Not meaningful
Gross profit for the three months ended March 31, 2015 and 2014 was $592 million and $597 million, respectively, a decrease of $5 million or 1%. The decrease is primarily attributable to the unfavorable impact of foreign currency and the decrease in sales volume. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets, gross margin increased to 59.5% for the three months ended March 31, 2015 from 56.3% for the three months ended March 31, 2014.
GCS gross profit for the three months ended March 31, 2015 and 2014 was $289 million and $304 million, respectively, a decrease of $15 million, or 5% . The decreases in GCS gross profit are attributable to the decrease in sales volume and the unfavorable impact of foreign currency and were partially offset by the success of our gross margin improvement initiatives discussed above. As a result of our gross margin improvement initiatives GCS gross margin increased to 65.7% for the three months ended March 31, 2015 compared to 63.9% for the three months ended March 31, 2014.
Networking gross profit for the three months ended March 31, 2015 and 2014 was $16 million and $26 million, a decrease of $10 million, or 38%. Networking gross margin for the three months ended March 31, 2015 and 2014 was 34.0% and 46.4%, respectively. The decreases in Networking gross profit and gross margin is primarily attributable to the Company's successful networking implementation at the Sochi Olympics in fiscal 2014.
AGS gross profit for the three months ended March 31, 2015 and 2014 was $294 million and $289 million, respectively, an increase of $5 million or 2%. The increase in AGS gross profit is primarily due to the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a largely self-service/web-based support model. These increases in AGS gross profit were partially offset by lower services revenue and the unfavorable impact of foreign currency. Our gross margin improvement initiatives have allowed us to reduce the workforce and relocate positions to lower-cost geographies and as a result AGS gross margin increased to 57.9% for the three months ended March 31, 2015 from 54.7% for the three months ended March 31, 2014.
Unallocated amounts for the three months ended March 31, 2015 and 2014 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is attributable to lower amortization associated with technology intangible assets acquired prior to fiscal 2014 and $6 million of additional depreciation related to the change in estimates of salvage value and useful life of the Company's Westminster, Colorado facility during the three months ended March 31, 2014.

Operating Expenses

	Three months ended March 31,
	2015	2014	Percentage of Revenue		Change
In millions			2015	2014	Amount	Pct.
Selling, general and administrative	$356	$397	35.8%	37.5%	$(41)	(10)%
Research and development	86	101	8.6%	9.5%	(15)	(15)%
Amortization of intangible assets	57	57	5.7%	5.4%	—	0%
Restructuring charges, net	10	42	1.0%	4.0%	(32)	(76)%
Total operating expenses	$509	$597	51.1%	56.4%	$(88)	(15)%
SG&A expenses for the three months ended March 31, 2015 and 2014 were $356 million and $397 million, respectively, a decrease of $41 million. The decrease was attributable to the cost of the marketing rights and other marketing expenses associated with the Sochi Olympics during the three months ended March 31, 2014, $8 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility during the three months ended March 31, 2014, the favorable impact of foreign currency and our cost savings initiatives. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies.
R&D expenses for the three months ended March 31, 2015 and 2014 were $86 million and $101 million, respectively, a decrease of $15 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above and the favorable impact of foreign currency.
Amortization of intangible assets for the three months ended March 31, 2015 and 2014 was $57 million and $57 million, respectively.
Restructuring charges, net, for the three months ended March 31, 2015 and 2014 were $10 million and $42 million, respectively, a decrease of $32 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended March 31, 2015 include employee separation costs of $7 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $3 million. Restructuring charges recorded during the three months ended March 31, 2014 include employee separation costs of $39 million primarily associated with employee severance actions in EMEA and the U.S.and lease obligations of $3 million. Employee separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
Operating income for the three months ended March 31, 2015 and 2014 was $83 million and less than $1 million, respectively.
Operating income for the three months ended March 31, 2015 and 2014 includes non-cash expenses for depreciation and amortization of $92 million and $118 million and share-based compensation of $4 million and $8 million for each of the periods, respectively.
Interest Expense
Interest expense for the three months ended March 31, 2015 and 2014 was $110 million and $116 million, respectively, which includes non-cash interest expense of $6 million and $5 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended March 31, 2015 and 2014, was $104 million and $111 million, respectively, a decrease of $7 million. Cash interest expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 decreased as a result of certain debt refinancing transactions that occurred during fiscal 2014. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Expense, Net
Other expense, net for the three months ended March 31, 2015 and 2014 was $1 million and $2 million, respectively. Other expense, net, for the three months ended March 31, 2015 includes net foreign currency losses of $1 million. Other expense, net, for the three months ended March 31, 2014 includes net foreign currency transaction losses of $2 million and a translation loss associated with the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary of $2 million.

Benefit from (Provision for) Income Taxes of Continuing Operations
The benefit from income taxes of continuing operations for the three months ended March 31, 2015 was $6 million as compared to a provision for income taxes of continuing operations of $1 million for the three months ended March 31, 2014.
The effective rate for the three months ended March 31, 2015 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) recognition of a $10 million income tax benefit as a result of net gains in other comprehensive income.
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
During the three months ended March 31, 2015 and 2014, the Company recorded tax charges of $10 million and $8 million, respectively, related to net gains included in other comprehensive income and during the three months ended March 31, 2014 recorded a tax charge of $22 million related to discontinued operations. As a result of the charges to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations as less current period valuation allowance was required against the Company's deferred tax assets in each period.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for the three months ended March 31, 2014 was $27 million. On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. See Note 4, “Divestiture - IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details.
Six Months Ended March 31, 2015 Compared with Six Months Ended March 31, 2014
Revenue
Our revenue for the six months ended March 31, 2015 and 2014 was $2,074 million and $2,191 million, respectively, a decrease of $117 million or 5%. The following table sets forth a comparison of revenue by portfolio:

	Six months ended March 31,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
GCS	$921	$983	44%	45%	(6)%	(5)%
Networking	115	123	6%	5%	(7)%	(5)%
Total ECS product revenue	1,036	1,106	50%	50%	(6)%	(5)%
AGS	1,038	1,085	50%	50%	(4)%	(1)%
Total revenue	$2,074	$2,191	100%	100%	(5)%	(3)%
GCS revenue for the six months ended March 31, 2015 and 2014 was $921 million and $983 million, respectively, a decrease of $62 million or 6%. The decrease in GCS revenue was primarily attributable to lower demand for our legacy and core products and sales execution particularly in the U.S. and the unfavorable impact of foreign currency. These decreases in GCS revenue were partially offset by increases in demand for our flagship products as discussed above.
Networking revenue for the six months ended March 31, 2015 and 2014 was $115 million and $123 million, respectively, a decrease of $8 million or 7%. The decrease in Networking revenue is primarily attributable to the revenues associated with the Company's successful completion of its networking implementation at the Sochi Olympics in fiscal 2014, partially offset by revenue associated with new product releases.
AGS revenue for the six months ended March 31, 2015 and 2014 was $1,038 million and $1,085 million, respectively, a decrease of $47 million or 4%. The decrease in AGS revenue was primarily due to the unfavorable impact of foreign currency and lower maintenance services revenues as a result of lower demand for our legacy and core products in prior periods. These decreases in AGS revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods and revenues from professional services. As discussed above, the revenues associated with Cloud and managed services contracts are recognized over a period of time, typically three to seven years.

The following table sets forth a comparison of revenue by location:

	Six months ended March 31,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
U.S.	$1,103	$1,136	53%	52%	(3)%	(3)%
International:
EMEA	567	616	27%	28%	(8)%	(3)%
APAC - Asia Pacific	205	226	10%	10%	(9)%	(8)%
Americas International - Canada and Latin America	199	213	10%	10%	(7)%	0%
Total International	971	1,055	47%	48%	(8)%	(3)%
Total revenue	$2,074	$2,191	100%	100%	(5)%	(3)%
Revenue in the U.S. for the six months ended March 31, 2015 and 2014 was $1,103 million and $1,136 million, respectively, a decrease of $33 million or 3%. The decrease in U.S. revenue was primarily attributable to constrained sales execution and lower sales of our core and legacy products and associated maintenance. These decreases in U.S. revenues were partially offset by higher revenue associated with our flagship products, professional services and Cloud and managed services performed under contracts entered into in prior periods. Revenue in EMEA for the six months ended March 31, 2015 and 2014 was $567 million and $616 million, respectively, a decrease of $49 million or 8%. The decrease in EMEA revenue was primarily attributable to the unfavorable impact of foreign currency and lower revenues from lower sales of our core and legacy products and associated maintenance. These decreases in EMEA revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in APAC for the six months ended March 31, 2015 and 2014 was $205 million and $226 million, respectively, a decrease of $21 million or 9%. The decrease in APAC revenue was primarily attributable to lower revenues associated with products and the unfavorable impact of foreign currency. Revenue in Americas International was $199 million and $213 million for the six months ended March 31, 2015 and 2014, respectively, a decrease of $14 million or 7%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Six months ended March 31,
	2015	2014	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
Direct	$263	$280	25%	25%	(6)%	(3)%
Indirect	773	826	75%	75%	(6)%	(5)%
Total ECS product revenue	$1,036	$1,106	100%	100%	(6)%	(5)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Six months ended March 31,
	Gross Profit		Gross Margin		Change
In millions	2015	2014	2015	2014	Amount	Pct.
GCS	$603	$618	65.5%	62.9%	$(15)	(2)%
Networking	48	58	41.7%	47.2%	(10)	(17)%
ECS	651	676	62.8%	61.1%	(25)	(4)%
AGS	596	598	57.4%	55.1%	(2)	—%
Unallocated amounts	(17)	(37)	(1)	(1)	20	(1)
Total	$1,230	$1,237	59.3%	56.5%	$(7)	(1)%

(1)	Not meaningful
Gross profit for the six months ended March 31, 2015 and 2014 was $1,230 million and $1,237 million, respectively, a decrease of $7 million or less than 1%. The decrease is primarily attributable to a decrease in sales volume and the unfavorable impact of foreign currency. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets, gross margin increased to 59.3% for the six months ended March 31, 2015 from 56.5% for the six months ended March 31, 2014.
GCS gross profit for the six months ended March 31, 2015 and 2014 was $603 million and $618 million, respectively, a decrease of $15 million, or 2%. The decrease in GCS gross profit is primarily attributable to the unfavorable impact of foreign currency and lower sales volume and were partially offset by the success of our gross margin improvement initiatives discussed above. As a result of our gross margin improvement initiatives GCS gross margin increased to 65.5% for the six months ended March 31, 2015 from 62.9% for the six months ended March 31, 2014.
Networking gross profit for the six months ended March 31, 2015 and 2014 was $48 million and $58 million, a decrease of $10 million, or 17%. Networking gross margin for the six months ended March 31, 2015 and 2014 was 41.7% and 47.2%, respectively. The decreases in Networking gross profit and gross margin is primarily attributable to the Company's successful networking implementation at the Sochi Olympics in fiscal 2014.
AGS gross profit for the six months ended March 31, 2015 and 2014 was $596 million and $598 million, respectively, a decrease of $2 million or less than 1%. The decrease in AGS gross profit is primarily due to the unfavorable impact of foreign currency and lower services revenue. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a largely self-service/web-based support model. Our gross margin improvement initiatives have allowed us to reduce the workforce and relocate positions to lower-cost geographies. As a result of the above factors, AGS gross margin increased to 57.4% for the six months ended March 31, 2015 from 55.1% for the six months ended March 31, 2014.
Unallocated amounts for the six months ended March 31, 2015 and 2014 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is attributable to lower amortization associated with technology intangible assets acquired prior to fiscal 2014 and $6 million of additional depreciation related to the change in estimates of salvage value and useful life of the Company's Westminster, Colorado facility during the six months ended March 31, 2014.

Operating Expenses

	Six months ended March 31,
	2015	2014	Percentage of Revenue		Change
In millions			2015	2014	Amount	Pct.
Selling, general and administrative	$730	$790	35.2%	36.1%	$(60)	(8)%
Research and development	174	196	8.4%	8.9%	(22)	(11)%
Amortization of intangible assets	114	115	5.5%	5.2%	(1)	(1)%
Restructuring charges, net	25	49	1.2%	2.2%	(24)	(49)%
Total operating expenses	$1,043	$1,150	50.3%	52.4%	$(107)	(9)%
SG&A expenses for the six months ended March 31, 2015 and 2014 were $730 million and $790 million, respectively, a decrease of $60 million. The decrease was primarily attributable to the cost of the marketing rights and other marketing expenses associated with the Sochi Olympics during the six months ended March 31, 2014, $24 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility during the six months ended March 31, 2014, the favorable impact of foreign currency and our cost savings initiatives. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies.
R&D expenses for the six months ended March 31, 2015 and 2014 were $174 million and $196 million, respectively, a decrease of $22 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above and the favorable impact of foreign currency.
Amortization of intangible assets for the six months ended March 31, 2015 and 2014 was $114 million and $115 million, respectively.
Restructuring charges, net, for the six months ended March 31, 2015 and 2014 were $25 million and $49 million, respectively, a decrease of $24 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the six months ended March 31, 2015 include employee separation costs of $19 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $6 million primarily related to facilities in the U.S. Restructuring charges recorded during the six months ended March 31, 2014 include employee separation costs of $44 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $5 million. Employee separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
Operating income for the six months ended March 31, 2015 and 2014 was $187 million and $87 million, respectively.
Operating income for the six months ended March 31, 2015 and 2014 includes non-cash expenses for depreciation and amortization of $186 million and $237 million and share-based compensation of $11 million and $14 million for each of the periods, respectively.
Interest Expense
Interest expense for the six months ended March 31, 2015 and 2014 was $222 million and $235 million, respectively, which includes non-cash interest expense of $10 million and $9 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the six months ended March 31, 2015 and 2014, was $212 million and $226 million, respectively, a decrease of $14 million. Cash interest expense for the six months ended March 31, 2015 compared to the six months ended March 31, 2014 decreased as a result of certain debt refinancing transactions that occurred during fiscal 2014. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Income (Expense), Net
Other income, net for the six months ended March 31, 2015 was $13 million as compared to other expense, net of $1 million for the six months ended March 31, 2014. Other income, net, for the six months ended March 31, 2015 includes net foreign currency gains of $5 million and the release of a reserve related to a tax indemnification liability of $9 million. Other expense, net, for the six months ended March 31, 2014 includes a translation loss recognized in connection with the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary of $2 million.

Benefit from (Provision for) Income Taxes of Continuing Operations
The benefit from income taxes of continuing operations for the six months ended March 31, 2015 was $3 million as compared to a provision for income taxes of continuing operations of $27 million for the six months ended March 31, 2014.
The effective rate for the six months ended March 31, 2015 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) net reductions for unrecognized tax benefits resulting from the lapse of statute of limitations offset by increases due to tax positions taken during the current period, (4) recognition of a $6 million income tax benefit related to the correction of prior year valuation allowances on deferred tax assets, and (5) recognition of a $11 million income tax benefit as a result of net gains in other comprehensive income.
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
During the six months ended March 31, 2015 and 2014, the Company recorded tax charges of $11 million and $8 million, respectively, related to net gains included in other comprehensive income and during the six months ended March 31, 2014 recorded a tax charge of $22 million related to discontinued operations. As a result of the charges to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations as less current period valuation allowance was required against the Company's deferred tax assets in each period.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for the six months ended March 31, 2014 was $30 million. On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. See Note 4, “Divestiture - IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of March 31, 2015. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.

Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the six months ended March 31, 2015 and 2014:

	Six months ended March 31,
In millions	2015	2014
Net cash (used for) provided by:
Net loss	$(19)	$(150)
Income from discontinued operations, net of income taxes	—	30
Loss from continuing operations	(19)	(180)
Adjustments to net loss for non-cash items	184	240
Changes in operating assets and liabilities	(20)	(28)
Continuing operating activities	145	32
Discontinued operating activities	—	4
Operating activities	145	36
Continuing investing activities	(60)	(9)
Discontinued investing activities	—	98
Investing activities	(60)	89
Financing activities	(46)	(28)
Effect of exchange rate changes on cash and cash equivalents	(29)	(1)
Net increase in cash and cash equivalents	10	96
Cash and cash equivalents at beginning of period	322	288
Cash and cash equivalents at end of period	$332	$384
Operating Activities
Cash provided by operating activities was $145 million and $36 million for the six months ended March 31, 2015 and 2014, respectively.
Adjustments to reconcile net loss to net cash provided by operations for the six months ended March 31, 2015 and 2014 were $184 million and $240 million, and primarily consisted of depreciation and amortization of $186 million and $237 million, deferred income taxes of $(19) million and $(31) million, unrealized (gain) loss on foreign currency exchange of $(5) million and $6 million, non-cash interest expense of $10 million and $9 million, and share based compensation of $11 million and $14 million, respectively.
During the six months ended March 31, 2015, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $20 million. The net decrease was driven by payments associated with our employee incentive programs, the timing of payments to our vendors, and business restructuring reserves established in previous periods. These decreases were partially offset by increases in deferred revenues and collection of accounts receivable.
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
Investing Activities
Cash used for investing activities for the six months ended March 31, 2015 was $60 million as compared to cash provided by investing activities for the six months ended March 31, 2014 of $89 million. During the six months ended March 31, 2015 and 2014, cash used for investing activities included capital expenditures of $67 million and $59 million and acquisitions of businesses, net of cash acquired of $6 million and $11 million, respectively. During the six months ended March 31, 2015 we received proceeds of $15 million for the sale of equipment used in the the performance of services under our agreement with HP Enterprise Services, LLC. During the six months ended March 31, 2014, the Company received $98 million in proceeds from the sale of its ITPS business and also received $61 million from the sale of other long-lived assets.
Financing Activities
Cash used for financing activities was $46 million and $28 million for the six months ended March 31, 2015 and 2014, respectively, and includes $19 million in scheduled debt repayments in each period. During the six months ended March 31,

2015 cash used by financing activities also includes $20 million of repayments in excess of borrowing under our revolving credit facilities and $5 million of payments related to the Company's sales-leaseback arrangement with HP. Cash flows from financing for the six months ended March 31, 2014 includes proceeds of $1,136 million from the issuance of term B-6 loans, the proceeds of which were used to repay $1,138 million of term B-5 loans. Cash used for financing activities for the six months ended March 31, 2014 also includes cash paid for debt issuance and debt modification costs of $10 million.
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
During the three months ended September 30, 2014, the Company repaid $10 million of the borrowings under the Company's revolving credit facilities. During the six months ended March 31, 2015, the Company repaid $70 million and borrowed $50 million under the multi-currency revolver.
Borrowings under the senior secured multi-currency revolver bear interest at a rate per annum equal to a LIBOR rate plus an applicable margin.

Borrowings under the senior secured asset-based credit facility bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.75% or (b) a base rate plus a margin of 0.75%. The interest rate election made on the May 15, 2014 borrowing was the LIBOR rate.
As of March 31, 2015, term loans outstanding under the Cash Flow Credit Agreement include term B-3 loans, term B-4 loans and term B-6 loans with remaining face values (after all principal payments through March 31, 2015) of $2,090 million, $1 million and $1,121 million, respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
For example, on April 29, 2015 the Company obtained commitments from certain lenders to refinance a portion of its term B-3, B-4 and B-6 loans maturing on October 26, 2017, October 26, 2017 and March 31, 2018, respectively, with a portion of the proceeds from a new $2,125 million tranche of term B-7 loans. The Company will issue a portion of the term B-7 loans in exchange for existing term B-3 and B-6 loans held by electing investors. The Company expects to use the remaining proceeds from the issuance of the term B-7 loans to (i) permanently prepay on a pro rata basis, a portion of its obligations under its outstanding term B-3, B-4 and B-6 loans, (ii) to prepay (with a corresponding permanent reduction in commitments) a portion of outstanding loans under its senior secured multi-currency revolving credit facility (together with accrued and unpaid interest thereon) and (iii) to pay fees and expenses incurred in connection with the refinancing, including the original issue discount on the term B-7 loans. The new tranche of term B-7 loans are expected to bear interest at LIBOR (subject to a 1% floor) plus 5.25% and mature in May 2020. The refinancing is subject to customary closing conditions and is expected to close in May 2015. Until the refinancing closes, the Company cannot provide any assurance that the refinancing will close within the anticipated timeline, or at all, and if it does, that it will close pursuant to the terms described herein.
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
Specifically, we expect our primary cash requirements for the remainder of fiscal 2015 to be as follows:

•
Debt service—We expect to make payments of $232 million during the remainder of fiscal 2015 in principal and interest associated with long-term debt and interest associated with our two revolving credit facilities, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of principal payments we have made or may make under our revolving credit facilities. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facilities to meet business needs.

•
Restructuring payments—We expect to make payments of approximately $50 million to $60 million during the remainder of fiscal 2015 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through March 31, 2015 and additional actions we may take in fiscal 2015 as the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $60 million to $75 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2015.

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $86 million during the remainder of fiscal 2015. These payments include: $55 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $4 million of payments under our U.S. benefit plans which are not pre-funded, $9 million under our non-U.S. benefit plans which are predominately not pre-funded, $16 million under our U.S. retiree medical benefit plan which is not pre-funded and $2 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 12, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

On October 23, 2014, in connection with a litigation matter, the Company filed a supersedeas bond with the Court in the amount of $63 million to stay execution of a judgment against it while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its existing credit facilities. In connection with this proceeding, an application was also filed seeking attorneys' fees, expenses and costs, which the Company is contesting. The current application for attorneys’ fees, expenses and costs is approximately $65 million and represents activity through September 11, 2014. Once the initial application is resolved by the Court, the Company expects that a supplemental application will be filed for activity beyond September 11, 2014. Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney's fees, expenses and costs, plus interest.  The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. See Note 15 - "Commitments and Contingencies - Antitrust Litigation" to our unaudited interim Consolidated Financial Statements for additional details regarding this litigation matter.
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
The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $535 million subject to certain contractual limitations. Our senior secured multi-currency asset-based revolving credit facility provides senior secured revolving financing of up to $335 million, subject to availability under a borrowing base which, at any time, equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation value of eligible inventory, subject to certain reserves and other adjustments. In addition, although the senior secured multi-currency asset-based revolving credit facility does not require us to comply with any financial ratio maintenance covenants, if we have Excess Availability under the facility of less than $33.5 million at any time, we will not be permitted to borrow any additional amounts thereunder unless our pro forma Consolidated Fixed Charge Coverage Ratio (each such term as defined in the credit agreement governing the facility) is at least 1.0 to 1.0. As of March 31, 2015 the Company had $40 million of outstanding borrowings, $120 million of issued and outstanding letters of credit and remaining revolver availability of $115 million under the multi-currency asset-based revolving credit facility. We also have a senior secured multi-currency revolver, which allows for borrowings of up to $200 million. At March 31, 2015, the Company had $70 million of outstanding borrowings, $26 million of issued and outstanding letters of credit and remaining revolver availability of $104 million under the senior secured multi-currency revolver. Both revolving credit facilities include other customary conditions that, if not complied with, could restrict our availability to borrow. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements.
On August 20, 2014, we signed an agreement with HP Enterprise Services, LLC, or HP, pursuant to which the Company will outsource to HP certain delivery services associated with the Avaya Private Cloud Services business. In connection with that agreement, HP acquired specified assets owned by the Company. HP also agreed to make available one or more additional financings to Avaya and its subsidiaries of up to $24 million per fiscal year for the sole purpose of financing the use of equipment for the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred and is continuing as of the date any such financing is requested. During the six months ended March 31, 2015 we received proceeds of $15 million in connection with the financing of equipment for the performance of services under our agreement with HP.
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
During the fourth quarter of fiscal 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. This change in assertion reflects the Company's intention and ability to maintain flexibility with respect to sourcing of funds from non-U.S. locations. As of March 31, 2015, balances of cash and cash equivalents held outside the U.S. that are in excess of in-country needs and which could not be distributed to the U.S. without restriction were not material.

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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $332 million as of March 31, 2015 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Debt Ratings
As of March 31, 2015, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s. On April 17, 2015, Standard & Poor’s revised its outlook to stable from negative and affirmed its B- corporate credit rating for our Company. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on November 26, 2014 and determined that there were no significant changes to our critical accounting policies in the six months ended March 31, 2015 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements - New Accounting Guidance Recently Adopted” to our unaudited interim Consolidated Financial Statements.
New Accounting Pronouncements
See discussion in Note 2, “Recent Accounting Pronouncements” to our unaudited interim Consolidated Financial Statements for further details.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements,” including statements regarding our potential issuance of term B-7 loans under our senior secured credit facilities and the use of proceeds of such issuance. All statements other than statements of historical fact are “forward-looking” statements for purposes of the U.S. federal and state securities laws. These statements may be identified by the use of forward looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under Part II, Item 1A, “Risk Factors,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements.
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

The unaudited reconciliation of loss from continuing operations, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended March 31,		Six months ended March 31,
In millions	2015	2014	2015	2014
Loss from continuing operations	$(22)	$(123)	$(19)	$(180)
Interest expense	110	116	222	235
Interest income	(1)	(1)	(1)	(1)
(Benefit from) provision for income taxes	(6)	1	(3)	27
Depreciation and amortization	92	118	186	237
EBITDA	173	111	385	318
Restructuring charges, net	10	42	25	49
Sponsors’ fees (a)	2	2	4	4
Integration-related costs (b)	—	2	1	4
Loss on extinguishment of debt (c)	—	4	—	4
Third-party fees expensed in connection with the debt modification (d)	—	2	—	2
Non-cash share-based compensation	4	8	11	14
Change in certain tax indemnifications	—	(3)	(9)	(3)
Venezuela hyperinflationary and devaluation charges	—	2	—	2
Loss (gain) on foreign currency transactions	1	2	(5)	—
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (e)	17	13	34	26
Other	1	—	1	2
Adjusted EBITDA	$208	$185	$447	$422

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors and their designees pursuant to a management services agreement entered into at the time of the Merger.

(b)
Integration-related costs primarily represent third-party consulting fees and other administrative costs and primarily relate to developing compatible IT systems and internal processes with NES and consolidating and coordinating the operations of Avaya with Radvision and other acquisitions.

(c)
Loss on extinguishment of debt represents the loss recognized in connection with certain debt refinancing transactions entered into during fiscal 2014. The loss is based on the difference between the reacquisition price and the carrying value (including unamortized debt issue costs) of the debt. See Note 8, "Financing Arrangements," to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

(d)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with certain debt refinancing transactions entered into during fiscal 2014. See Note 8, "Financing Arrangements," to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

(e)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on November 26, 2014. As of March 31, 2015, there have been no material changes in this information.

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

There have been no material changes during the quarterly period ended March 31, 2015 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

During and subsequent to the quarter ended March 31, 2015, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

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

101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2015 and September 30, 2014, (ii) Consolidated Statement of Operations for the three and six months ended March 31, 2015 and 2014, (iii) the Consolidated Statement of Comprehensive Income for the three and six months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

AVAYA INC.

By:	/s/ DAVID VELLEQUETTE
David Vellequette Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

May 8, 2015