Form 10-Q
period 2015-06-30
AVAYA INC
filed 2015-08-05
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 5, 2015, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
REVENUE
Products	$494	$511	$1,530	$1,617
Services	505	543	1,543	1,628
	999	1,054	3,073	3,245
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	186	199	571	633
Amortization of acquired technology intangible assets	10	14	26	42
Services	219	234	662	726
	415	447	1,259	1,401
GROSS PROFIT	584	607	1,814	1,844
OPERATING EXPENSES
Selling, general and administrative	356	365	1,086	1,155
Research and development	82	93	256	289
Amortization of acquired intangible assets	55	56	169	171
Restructuring charges, net	7	45	32	94
	500	559	1,543	1,709
OPERATING INCOME	84	48	271	135
Interest expense	(113)	(112)	(335)	(347)
Loss on extinguishment of debt	(6)	(1)	(6)	(5)
Other (expense) income, net	(11)	(7)	2	(8)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(46)	(72)	(68)	(225)
(Provision for) benefit from income taxes of continuing operations	(3)	8	—	(19)
LOSS FROM CONTINUING OPERATIONS	(49)	(64)	(68)	(244)
Income from discontinued operations, net of income taxes	—	2	—	32
NET LOSS	$(49)	$(62)	$(68)	$(212)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net loss	$(49)	$(62)	$(68)	$(212)
Other comprehensive (loss) income:
Pension, postretirement and postemployment benefit-related items, net of tax benefit of $7 and $18 for the three and nine months ended June 30, 2015 and $5 and $14 for the three and nine months ended June 30, 2014, respectively	10	9	34	24
Cumulative translation adjustment, net of tax benefit of $0 and $0 for the three and nine months ended June 30, 2015 and $1 and $2 for the three and nine months ended June 30, 2014, respectively	(25)	4	51	(11)
Other	—	—	—	(1)
Other comprehensive (loss) income	(15)	13	85	12
Comprehensive (loss) income	$(64)	$(49)	$17	$(200)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$328	$322
Accounts receivable, net	647	745
Inventory	179	197
Deferred income taxes, net	20	24
Other current assets	215	211
TOTAL CURRENT ASSETS	1,389	1,499
Property, plant and equipment, net	280	281
Deferred income taxes, net	42	52
Acquired intangible assets, net	1,038	1,224
Goodwill	4,075	4,047
Other assets	96	99
TOTAL ASSETS	$6,920	$7,202
LIABILITIES
Current liabilities:
Debt maturing within one year	$7	$19
Accounts payable	375	416
Payroll and benefit obligations	218	228
Deferred revenue	679	668
Business restructuring reserve, current portion	77	86
Other current liabilities	264	254
TOTAL CURRENT LIABILITIES	1,620	1,671
Long-term debt	5,947	5,949
Pension obligations	1,379	1,535
Other postretirement obligations	267	273
Deferred income taxes, net	259	249
Business restructuring reserve, non-current portion	76	119
Other liabilities	409	475
TOTAL NON-CURRENT LIABILITIES	8,337	8,600
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,977	2,962
Accumulated deficit	(4,899)	(4,831)
Accumulated other comprehensive loss	(1,115)	(1,200)
TOTAL STOCKHOLDER'S DEFICIENCY	(3,037)	(3,069)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$6,920	$7,202

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine months ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(68)	$(212)
Income from discontinued operations, net of income taxes	—	32
Loss from continuing operations	(68)	(244)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	279	336
Share-based compensation	15	20
Amortization of debt issuance costs	10	11
Accretion of debt discount	5	4
Non-cash charge for debt issuance costs upon redemption of debt	3	3
Third-party fees expensed in connection with the debt modification	8	2
Payment of paid-in-kind interest	(1)	(9)
Deferred income taxes, net	—	(33)
Gain on sale of investments and long-lived assets, net	(1)	—
Unrealized loss on foreign currency exchange	6	4
Changes in operating assets and liabilities:
Accounts receivable	103	57
Inventory	12	38
Accounts payable	(33)	(24)
Payroll and benefit obligations	(72)	(144)
Business restructuring reserve	(34)	(6)
Deferred revenue	17	12
Other assets and liabilities	(64)	(6)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	185	21
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	—	4
NET CASH PROVIDED BY OPERATING ACTIVITIES	185	25
INVESTING ACTIVITIES:
Capital expenditures	(92)	(94)
Capitalized software development costs	—	(1)
Acquisition of businesses, net of cash acquired	(18)	(14)
Proceeds from sale of long-lived assets	—	61
Proceeds from sale-leaseback transactions	15	—
Proceeds from sale of investments	1	1
Purchase of investment	(1)	(10)
Other investing activities, net	(2)	—
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES	(97)	(57)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	—	98
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(97)	41
FINANCING ACTIVITIES:
Proceeds from Term B-7 Loans	2,100	—
Repayment of Term B-3 Loans	(1,473)	—
Repayment of Term B-6 Loans	(581)	—
Proceeds from Term B-6 Loans	—	1,136
Repayment of Term B-5 Loans	—	(1,138)
Proceeds from Foreign ABL	20	—
Proceeds from Domestic ABL	—	40
Proceeds from borrowings on revolving loans under the Senior Secured Credit Agreement	50	100
Repayments of borrowings on revolving loans under the Senior Secured Credit Agreement	(122)	—
Repayment of senior unsecured cash pay notes	—	(58)
Repayment of senior unsecured PIK toggle notes	—	(83)
Debt issuance and debt modification costs	(14)	(10)
Repayment of long-term debt	(25)	(28)
Payments related to sale-leaseback transactions	(8)	—
Other financing activities, net	(3)	2
NET CASH USED FOR FINANCING ACTIVITIES	(56)	(39)
Effect of exchange rate changes on cash and cash equivalents	(26)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	6	27
Cash and cash equivalents at beginning of period	322	288
Cash and cash equivalents at end of period	$328	$315
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
The Company sells directly through its worldwide sales force and through its global network of channel partners. As of June 30, 2015, Avaya had approximately 11,300 channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2015 and for the three and nine months ended June 30, 2015 and 2014 include the accounts of Avaya Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2014, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on November 26, 2014. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim Consolidated Financial Statements. In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.
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
Recent Accounting Guidance Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 “Revenue from Contracts with Customers.” The standard supersedes most of the current revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This new guidance is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted in the first quarter of fiscal 2018. The ASU may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its Consolidation Financial Statements.
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
Other Acquisitions
During the nine months ended June 30, 2015, the Company completed acquisitions primarily to enhance the Company's technology portfolio. The aggregate purchase price for these acquisitions was $35 million and are subject to working capital and customary adjustments. The acquisitions have been accounted for under the acquisition method. The acquired intangible assets associated with these acquired entities were not material. These unaudited Consolidated Financial Statements include the operating results of the acquired entities since their respective acquisition dates. The revenues and expenses specific to these acquired entities and their pro forma results are not material to these unaudited Consolidated Financial Statements.
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
Discontinued Operations
The summarized financial information of ITPS is reported as discontinued operations as follows:

In millions	Three months ended June 30, 2014	Nine months ended June 30, 2014
SERVICES REVENUE	$—	$53
OPERATING INCOME FROM DISCONTINUED OPERATIONS	$—	$7
Gain on sale of ITPS business	3	52
INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	3	$59
Provision for income taxes from discontinued operations	(1)	(27)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$2	$32
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
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level, which is one level below the Company’s operating segments. The test for impairment is conducted annually each July 1st or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2015 and 2014 that would more likely than not reduce the fair value of any of the Company's reporting units below their respective carrying amounts. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
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

The Company determined that no events had occurred or circumstances changed during the nine months ended June 30, 2015 and 2014 that would indicate that its long-lived assets, including intangible assets with finite lives, may not be recoverable or that it is more likely than not that its intangible assets with indefinite lives are impaired. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.

6.	Supplementary Financial Information
Supplemental Operations Information

	Three months ended June 30,		Nine months ended June 30,
In millions	2015	2014	2015	2014
OTHER (EXPENSE) INCOME, NET
Interest income	$—	$—	$1	$1
(Loss) gain on foreign currency transactions	(3)	1	2	1
Third party fees incurred in connection with debt modifications	(8)	—	(8)	(2)
Venezuela hyperinflationary and devaluation charges	—	—	—	(2)
Change in certain tax indemnifications	—	(8)	9	(5)
Other, net	—	—	(2)	(1)
Total other (expense) income, net	$(11)	$(7)	$2	$(8)

7.	Business Restructuring Reserve and Programs
Fiscal 2015 Restructuring Program
During fiscal 2015, the Company continued to identify opportunities to streamline operations and generate costs savings which included eliminating employee positions. During the nine months ended June 30, 2015, the Company recognized restructuring charges of $32 million, net. These charges included employee separation costs of $24 million primarily associated with fiscal 2015 employee severance actions in the U.S. and Europe, Middle East and Africa ("EMEA"), for which the related payments are expected to be completed in fiscal 2019. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material.
The following table summarizes the components of the fiscal 2015 restructuring program during the nine months ended June 30, 2015:

In millions	Employee Separation Costs	Lease Obligations	Total
2015 restructuring charges	$24	$1	$25
Cash payments	(12)	—	(12)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of June 30, 2015	$11	$1	$12
Fiscal 2014 Restructuring Program
During fiscal 2014, the Company continued to identify opportunities to streamline operations and generate costs savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal year 2014 associated with these initiatives, net of adjustments to previous periods, were $165 million. These charges included employee separation costs of $155 million, primarily associated with employee severance actions of $123 million in EMEA and $24 million in the U.S. The EMEA charges included plans in the third and fourth quarters of fiscal 2014 for the elimination of 121 and 165 positions and resulted in a charge of $26 million and $39 million, respectively, for which the related payments are expected to be completed in fiscal 2019. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The charges in the U.S. included an enhanced separation plan that was offered to certain employees and resulted in the elimination of 172 positions and a restructuring charge of $10 million, for which the related payments are expected to be completed in fiscal 2015.

Restructuring charges also included $9 million of lease obligations primarily in the U.S. The future lease obligations, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating facilities during fiscal 2014 are expected to continue through fiscal 2022.
The following table summarizes the components of the fiscal 2014 restructuring program during the nine months ended June 30, 2015:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2014	$115	$7	$122
Cash payments	(30)	(3)	(33)
Adjustments (1)	—	3	3
Impact of foreign currency fluctuations	(11)	—	(11)
Balance as of June 30, 2015	$74	$7	$81

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
The following table aggregates the remaining components of the fiscal 2008 through 2013 restructuring programs during the nine months ended June 30, 2015:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2014	$9	$74	$83
Cash payments	(6)	(14)	(20)
Adjustments (1)	1	3	4
Impact of foreign currency fluctuations	(1)	(6)	(7)
Balance as of June 30, 2015	$3	$57	$60

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
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of a senior secured credit facility (the "Senior Secured Credit Agreement"), a senior unsecured credit facility, which later became senior unsecured notes, and a senior secured multi-currency asset-based revolving credit facility (the "Domestic ABL"), certain of which arrangements were subsequently amended in connection with an acquisition and debt refinancing transactions.

During fiscal 2015 and 2014, the Company entered into transactions to refinance certain term loans under its Senior Secured Credit Agreement and redeemed its senior unsecured notes due 2015 through cash on-hand and borrowings under the Company's revolving credit facilities.
On February 5, 2014, Avaya Inc., Citibank, N.A., ("Citibank") and the lenders party thereto entered into Amendment No. 8 to the Senior Secured Credit Agreement. Pursuant to the amendment, the Company refinanced in full all of the outstanding senior secured term B-5 loans ("Term B-5 Loans") with the cash proceeds from the issuance of $1,138 million aggregate principal balance of senior secured term B-6 loans ("Term B-6 Loans") under the Senior Secured Credit Agreement.
The February 5, 2014 amendment of the Senior Secured Credit Agreement was accounted for as a modification of debt to the extent the existing Term B-5 Loans were refinanced with Term B-6 Loans issued to the same creditor and an extinguishment of debt to the extent refinanced with Term B-6 Loans issued to a different creditor. Accordingly, for the portion accounted for as a debt extinguishment the difference between the reacquisition price (including any unamortized premium and debt issue costs) of $4 million was recognized as a loss upon debt extinguishment during nine months ended June 30, 2014. Third party expenses of $2 million associated with the modification of debt were expensed as incurred and included in other income, net during the nine months ended June 30, 2014.
On May 15, 2014, Avaya redeemed 100% of the aggregate principal amount of the Company’s 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, of $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million, borrowings of $100 million under the revolver portion of the Senior Secured Credit Agreement and borrowings of $40 million under the Domestic ABL.
On May 29, 2015, Avaya Inc., Citibank, and the lenders party thereto entered into Amendment No. 9 to the Senior Secured Credit Agreement. Pursuant to the amendment the Company refinanced a portion of the outstanding Term B-3, B-4 and B-6 Loans in exchange for and with the proceeds from the issuance of $2,125 million in principal amount of senior secured term B-7 loans ("Term B-7 Loans") maturing May 29, 2020. The Term B-7 Loans bear interest at a rate per annum equal to either a base rate (subject to a floor of 2.00%) or a LIBOR rate (subject to a floor of 1.00%), in each case plus an applicable margin. The base rate is determined by reference to the higher of (1) the prime rate of Citibank and (2) the federal funds effective rate plus 0.50%. The applicable margin for borrowings of Term B-7 Loans is 4.25% per annum with respect to base rate borrowings and 5.25% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the terms of the Senior Secured Credit Agreement.
The May 29, 2015 amendment of the Senior Secured Credit Agreement was accounted for as a modification of debt to the extent the existing Term B-3, B-4 and B-6 Loans were refinanced with Term B-7 Loans issued to the same creditor and an extinguishment of debt to the extent refinanced with Term B-7 Loans issued to a different creditor. Accordingly, for the portion accounted for as a debt extinguishment the difference between the reacquisition price (including any unamortized discount and debt issue costs) of $6 million was recognized as a loss upon debt extinguishment during the nine months ended June 30, 2015. Third party expenses of $8 million associated with the modification of debt were expensed as incurred and included in other expense, net during the nine months ended June 30, 2015.
On June 4, 2015, Avaya Inc., Citicorp USA, Inc. and the lenders party thereto completed Amendment No. 4 to Domestic ABL which, among other things; (i) extended the stated maturity of the facility from October 26, 2016 to June 4, 2020 (subject to certain conditions specified in the Domestic ABL), (ii) increased the sublimit for letter of credit issuances under the Domestic ABL from $150 million to $200 million, and (iii) amended certain covenants and other provisions of the existing agreement. At the same time, certain foreign subsidiaries of the Company (the "Foreign Borrowers"), Citibank and the lenders party thereto entered into a new senior secured foreign asset-based revolving credit facility (the "Foreign ABL") which matures June 4, 2020 (subject to certain conditions specified in the Foreign ABL). Available credit under the Domestic ABL remains $335 million subject to availability under the borrowing base. Available credit under the Foreign ABL is $150 million subject to availability under the respective borrowing bases of the Foreign Borrowers.
Borrowings under the Domestic ABL bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.75% or (b) a base rate plus a margin of 0.75%. At June 30, 2015 and September 30, 2014, the Company had aggregate outstanding borrowings of $40 million and $40 million, respectively, in addition to $145 million and $79 million of issued and outstanding letters of credit with aggregate remaining revolver availability of $40 million and $207 million, respectively, under the Domestic ABL.
The Foreign ABL provides senior secured financing of up to $150 million, subject to availability under the respective borrowing bases of the Foreign Borrowers. The total borrowing base for all Foreign Borrowers at any time equals the sum of (i) 85% of eligible accounts receivable of the Foreign Borrowers, plus (ii) 85% of the net orderly liquidation value of eligible inventory of the Canadian Foreign Borrower and Irish Foreign Borrower, subject to certain reserves and other adjustments. The Foreign ABL includes borrowing capacity available for letters of credit and for Canadian or European swingline loans, and is available in Euros, Canadian dollars and British pound sterling in addition to U.S. dollars.

Under the Foreign ABL the Foreign Borrowers have the right to request up to $30 million of additional commitments. The lenders under the Foreign ABL are not under any obligation to provide any such additional commitments, any increase in commitments is subject to certain conditions precedent and any borrowing in respect of such increased commitments would be subject to the borrowing base under the Foreign ABL at such time. At June 30, 2015 the Company had aggregate outstanding borrowings of $20 million, no outstanding letters of credit and remaining revolver availability of $81 million under the Foreign ABL.
Borrowings under the Foreign ABL bear interest at a rate per annum equal to, at the Foreign Borrowers’ option depending upon the currency and type of the applicable borrowing, (a) a base rate determined by reference to the highest of (1) the prime rate of Citibank, (2) the federal funds effective rate plus 0.50% and (3) the sum of 1.00% plus the LIBOR rate for a thirty day interest period as determined on such day, (b) a Canadian prime rate determined by reference to the higher of (1) the base rate of Citibank, Canadian branch, and (2) the sum of 1.00% plus the CDOR rate for a thirty day interest period as determined on such day, (c) a LIBOR rate, (d) a CDOR Rate, (e) a EURIBOR rate or (f) an overnight LIBOR rate, in each case plus an applicable margin. The initial applicable margin for borrowings under the Foreign ABL on June 4, 2015 was equal to (1) 0.75% per annum with respect to base rate and Canadian prime rate borrowings and (2) 1.75% per annum with respect to LIBOR, CDOR or EURIBOR borrowings. The applicable margin for borrowings under the Foreign ABL is subject to a step down based on average historical excess availability under the Foreign ABL. Swingline loans bear interest at a rate per annum equal to, in the case of swingline loans to the Canadian Foreign Borrower, the base rate if denominated in U.S. Dollars or the Canadian prime rate if denominated in Canadian dollars and, in the case of swingline loans to the UK Foreign Borrower, the Irish Foreign Borrower or the German Foreign Borrowers, the base rate if denominated in U.S. Dollars or the overnight LIBOR rate if denominated in Euros or British pound sterling. In addition to paying interest on outstanding principal under the Foreign ABL, the Foreign Borrowers are required to pay a commitment fee of 0.25% per annum in respect of the unutilized commitments thereunder. The Foreign Borrowers must also pay customary letter of credit fees equal to the applicable margin on LIBOR, CDOR and EURIBOR loans and agency fees.
On June 5, 2015, the Company permanently reduced the revolving credit commitments under its Senior Secured Credit Agreement from $200 million to $18 million and all letters of credit outstanding under the Senior Secured Credit Agreement were transferred to the Domestic ABL. At June 30, 2015 and September 30, 2014 there was $18 million and $90 million in outstanding loan balances and $0 million and $0 million issued and outstanding letters of credit. The Company expensed unamortized debt costs of less than $1 million during the nine months ended June 30, 2015 associated with the modifications.
The weighted average contractual interest rate of the Company’s outstanding debt as of June 30, 2015 and September 30, 2014 was 7.3% and 6.9%, respectively. The effective interest rate of each obligation is not materially different than its contractual interest rate. As of June 30, 2015 and September 30, 2014, the Company was not in default under any of its debt agreements.
Principal amounts of long term debt and long term debt net of discounts and issuance costs consists of the following:

	June 30, 2015		September 30, 2014
In millions	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$18	$18	$90	$88
Variable rate revolving loans under the Domestic ABL due June 4, 2020 (1)	40	40	40	40
Variable rate revolving loans under the Foreign ABL due June 4, 2020 (1)	20	20	—	—
Variable rate Term B-3 Loans due October 26, 2017	616	611	2,102	2,079
Variable rate Term B-4 Loans due October 26, 2017	1	1	1	1
Variable rate Term B-6 Loans due March 31, 2018	537	532	1,128	1,113
Variable rate Term B-7 Loans due May 29, 2020	2,119	2,081	—	—
7% senior secured notes due April 1, 2019	1,009	998	1,009	996
9% senior secured notes due April 1, 2019	290	286	290	285
10.50% senior secured notes due March 1, 2021	1,384	1,367	1,384	1,366
Total debt	$6,034	5,954	$6,044	5,968
Debt maturing within one year		(7)		(19)
Non-current portion of long-term debt		$5,947		$5,949
(1) Maturity date is subject to certain conditions specified in the respective ABL Agreements.

Annual maturities of long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2015	$6
2016	25
2017	43
2018	1,179
2019	1,324
2020 and thereafter	3,457
Total	$6,034
Capital Lease Obligations
Included in other liabilities is $59 million and $59 million of capital lease obligations, net of imputed interest as of June 30, 2015 and September 30, 2014, respectively, which includes assets under a sale-leaseback arrangement and an office facility.
On August 20, 2014, the Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company which are being leased-back by Avaya and accounted for as a capital lease. Under the terms of the agreement, additional financing is also available to Avaya and its subsidiaries of up to $24 million per year for the sale of equipment used in the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred or is continuing as of the date any such financing is requested. During the nine months ended June 30, 2015, the Company received $15 million in cash proceeds in connection with the sale of equipment used in the performance of services under this agreement. As of June 30, 2015 and September 30, 2014, capital lease obligations associated with this agreement were $45 million and $40 million, respectively.

9.	Derivatives and Other Financial Instruments
Interest Rate Swaps
From time to time, the Company has entered into interest rate swap agreements to manage the amount of its floating rate debt in order to reduce its exposure to variable rate interest payments associated with certain borrowings under the Senior Secured Credit Agreement. As of and during the nine months ended June 30, 2015 and 2014 there were no outstanding interest rate swap agreements.
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
The gains and (losses) of the foreign currency forward contracts included in other (expense) income, net were $(4) million and $2 million for the three months ended June 30, 2015 and 2014, respectively, and $(5) million and $4 million for the nine months ended June 30, 2015 and 2014, respectively.
The following table summarizes the estimated fair value of the foreign currency forward contracts:

In millions
Balance Sheet Location	June 30, 2015	September 30, 2014
Other current assets	$1	$—
Other current liabilities	(1)	(2)
Net Asset (Liability)	$—	$(2)

10.	Fair Value Measures
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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015
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
Investments
Investments classified as Level 1 assets and liabilities are priced using quoted market prices for identical assets in active markets that are observable.

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
The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 (as modified) and October 28, 2017 (as modified) with interest at the rate of 1.65% (as modified) and 1.85% (as modified) per annum, respectively. These notes are included in other assets in the Company's Consolidated Balance Sheets. The estimated fair value of the $8 million note receivable was $7 million and $6 million at June 30, 2015 and September 30, 2014, respectively. The estimated fair value of the $10 million note receivable was $9 million and $9 million at June 30, 2015 and September 30, 2014, respectively. The estimated fair value of each note was determined based on a Level 2 input using discounted cash flow techniques.
The estimated fair values of the amounts borrowed under the Company's revolving credit facilities at June 30, 2015 were estimated based on a Level 2 input using discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. The estimated fair values of all other amounts borrowed under the Company’s financing arrangements at June 30, 2015 and September 30, 2014 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the amounts borrowed under the Company’s credit agreements at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015		September 30, 2014
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$18	$18	$90	$86
Variable rate revolving loans under the Domestic ABL due June 4, 2020 (1)	40	35	40	38
Variable rate revolving loans under the Foreign ABL due June 4, 2020 (1)	20	17	—	—
Variable rate Term B-3 Loans due October 26, 2017	616	611	2,102	2,002
Variable rate Term B-4 Loans due October 26, 2017	1	1	1	1
Variable rate Term B-6 Loans due March 31, 2018	537	534	1,128	1,116
Variable rate Term B-7 Loans due May 29, 2020	2,119	2,045	—	—
7% senior secured notes due April 1, 2019	1,009	988	1,009	975
9% senior secured notes due April 1, 2019	290	297	290	294
10.50% senior secured notes due March 1, 2021	1,384	1,152	1,384	1,204
Total	$6,034	$5,698	$6,044	$5,716
(1) Maturity date is subject to certain conditions specified in the respective ABL Agreements.

11.	Income Taxes
The provision for income taxes of continuing operations for the nine months ended June 30, 2015 and 2014 was $0 million and $19 million, respectively.
The effective rate for the nine months ended June 30, 2015 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) net reductions for unrecognized tax benefits resulting from the lapse of statute of limitations offset by increases due to tax positions taken during the current period, (4) recognition of a $6 million income tax benefit related to the correction of prior period valuation allowances on deferred income tax assets, and (5) recognition of an $18 million income tax benefit as a result of net gains in other comprehensive income.
During the three months ended December 31, 2014, the Company recorded a correction to prior period valuation allowance on deferred tax assets. This adjustment decreased the provision for income taxes of continuing operations by $6 million; prior to this adjustment, the Company's provision for income taxes of continuing operations was $6 million for the nine months ended June 30, 2015. The Company evaluated the correction in relation to the nine months ended June 30, 2015, the expected full year results for fiscal 2015, as well as the period in which the adjustment originated, and concluded that the adjustment was not material to the current or any prior fiscal year.
The effective rate for the nine months ended June 30, 2014 differs from the statutory U.S. federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) reductions in the Company's unrecognized tax benefits of $35 million resulting from the settlement of certain international tax exams, (4) recognition of a $22 million income tax benefit as a result of net gains in income from discontinued operations, (5) recognition of an $11 million income tax benefit as a result of net gains in other comprehensive income, and (6) recognition of a $7 million income tax benefit related to the correction of prior year deferred income tax assets and liabilities for certain non-U.S. legal entities.
During the nine months ended June 30, 2015 and 2014, the Company recorded a tax charge of $18 million and $11 million, respectively, related to net gains included in other comprehensive income and during the nine months ended June 30, 2014 recorded a tax charge of $22 million related to discontinued operations. As a result of the charges to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations as less current period valuation allowance was required against the Company's deferred tax assets in each period.
During the three months ended June 30, 2014, the Company recorded a correction to prior period deferred income tax assets and liabilities for certain non-U.S. legal entities. This adjustment decreased the provision for income taxes of continuing operations by $7 million. Prior to this adjustment the Company's provision for income taxes of continuing operations was $26 million for the nine months ended June 30, 2014. The Company evaluated the correction in relation to the three and nine months ended June 30, 2014, the expected full year results for fiscal 2014, as well as the periods in which the adjustment originated, and concluded that the adjustment is not material to this period or any prior quarter or year.
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

The components of the pension and postretirement net periodic benefit cost (credit) for the three and nine months ended June 30, 2015 and 2014 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
In millions	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$1	$2	$2	$1	$—	$—
Interest cost	34	36	3	5	5	6
Expected return on plan assets	(45)	(43)	—	(1)	(2)	(3)
Amortization of unrecognized prior service cost	1	—	—	—	(4)	(3)
Amortization of previously unrecognized net actuarial loss	24	21	1	1	2	1
Net periodic benefit cost	$15	$16	$6	$6	$1	$1

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Nine months ended June 30,		Nine months ended June 30,		Nine months ended June 30,
In millions	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$3	$4	$5	$5	$1	$1
Interest cost	102	109	11	16	15	17
Expected return on plan assets	(134)	(127)	(1)	(2)	(7)	(9)
Amortization of unrecognized prior service cost	1	—	—	—	(10)	(9)
Amortization of previously unrecognized net actuarial loss	73	62	5	3	4	3
Net periodic benefit cost	$45	$48	$20	$22	$3	$3
During the three month period ended June 30, 2015, the Company approved and announced its plan to freeze the defined benefit pension plan in the Netherlands effective September 30, 2016, which resulted in the recognition of a $1 million curtailment gain. This gain was offset by the recognition of a $1 million curtailment loss for a defined benefit pension plan in Germany, which was the result of a restructuring initiative.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable laws and regulations. For the nine month period ended June 30, 2015, the Company made contributions of $61 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2015 are $28 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the nine month period ended June 30, 2015, the Company made payments for these U.S. and non-U.S. pension benefits totaling $5 million and $21 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2015 are $2 million and $6 million, respectively.
During the nine months ended June 30, 2015, the Company contributed $12 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the agreements between the Company and the CWA and IBEW. Estimated contributions under the terms of the agreements are $11 million for the remainder of fiscal 2015.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine month period ended June 30, 2015, the Company made payments totaling $4 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2015 are $1 million.

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
Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Nine months ended June 30,
In millions	2015	2014	2015	2014
REVENUE
Global Communications Solutions	$435	$450	$1,356	$1,433
Avaya Networking	59	61	174	184
Enterprise Collaboration Solutions	494	511	1,530	1,617
Avaya Global Services	505	543	1,543	1,628
	$999	$1,054	$3,073	$3,245
GROSS PROFIT
Global Communications Solutions	$287	$287	$890	$905
Avaya Networking	21	27	69	85
Enterprise Collaboration Solutions	308	314	959	990
Avaya Global Services	286	309	882	907
Unallocated Amounts (1)	(10)	(16)	(27)	(53)
	584	607	1,814	1,844
OPERATING EXPENSES
Selling, general and administrative	356	365	1,086	1,155
Research and development	82	93	256	289
Amortization of intangible assets	55	56	169	171
Restructuring charges, net	7	45	32	94
	500	559	1,543	1,709
OPERATING INCOME	84	48	271	135
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER (EXPENSE) INCOME, NET	(130)	(120)	(339)	(360)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(46)	$(72)	$(68)	$(225)

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

14.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2015 and 2014 are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Cumulative Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2014	$(1,150)	$(49)	$(1)	$(1,200)
Other comprehensive income before reclassifications	—	51	—	51
Amounts reclassified to earnings	52	—	—	52
Provision for income taxes	(18)	—	—	(18)
Balance as of June 30, 2015	$(1,116)	$2	$(1)	$(1,115)

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Cumulative Translation Adjustment	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2013	$(949)	$(56)	$(1)	$(1,006)
Other comprehensive loss before reclassifications	—	(13)	—	(13)
Amounts reclassified to earnings	38	—	(1)	37
(Provision for) benefit from income taxes	(14)	2	—	(12)
Balance as of June 30, 2014	$(925)	$(67)	$(2)	$(994)
The amounts reclassified out of accumulated other comprehensive loss into the Consolidated Statements of Operations prior to the impact of income taxes, with line item locations, during the three and nine months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Nine months ended June 30,
In millions	2015	2014	2015	2014	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$4	$4	$13	$10	Costs - Products
	4	4	13	10	Costs - Services
	8	5	22	15	Selling, general and administrative
	1	1	4	3	Research and development
	17	14	52	38
Other	—	—	—	(1)	Other (expense) income, net
Total amounts reclassified to operations	$17	$14	$52	$37

15.	Commitments and Contingencies
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
The Company continues to believe that TLI/Continuant's claims are without merit and unsupported by the facts and law, and the Company intends to defend this matter, including by filing its appeal to the United States Court of Appeals for the Third Circuit. The Company filed its initial appellate brief with the Third Circuit on June 12, 2015 and briefing by the parties is scheduled to continue through November 18, 2015, after which the Third Circuit will likely schedule oral argument and then issue a written opinion. No loss reserve has been provided for this matter.
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
SNMP Research International, Inc. and SNMP Research, Inc. (collectively, “SNMP-RI”) brought a complaint, on November 2, 2011, against Avaya and Nortel Networks, Inc. (“Nortel”) (and others) in the Nortel Chapter 11 bankruptcy proceeding captioned In re Nortel Networks, Inc., 09-10138 (KG) (Bankr. D. Del.). In the complaint, SNMP-RI alleges that Avaya is liable to SNMP-RI for copyright and trade secret infringement with respect to Nortel products acquired by Avaya that incorporate SNMP-RI products. No trial date has been set. In a separate case pending in the United States District Court for the District of Delaware, SNMP-RI alleged that (i) Avaya either underreported or failed to report royalties owed to SNMP-RI under a license agreement and (ii) Avaya’s use of SNMP-RI software in certain ways constitutes copyright and trade secret infringement. Trial of this matter is currently scheduled to begin May 9, 2016.
In late 2014 SNMP-RI also brought two separate complaints against several of Avaya’s resellers or distributors, alleging essentially the same facts as in the matters described above. One case, filed in the U.S. District Court for the Northern District of Georgia, has been stayed. Avaya is waiting for a ruling on its motion to stay the second matter pending in the United States District Court for the District of Delaware.
Avaya believes it has meritorious defenses but at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
Other
In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case.  In light of the Louisiana Supreme Court’s holding in another hearing loss case (“Graphic Packaging”), in which the Court held that noise induced hearing loss qualifies as an occupational injury or disease subject to Workers’ Compensation claims, Avaya intends to file dispositive motions seeking dismissal of this matter.
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

In millions
Balance as of October 1, 2014	$13
Reductions for payments and costs to satisfy claims	(9)
Accruals for warranties issued during the period	6
Balance as of June 30, 2015	$10

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of June 30, 2015, the Company had $179 million of outstanding letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $145 million of letters of credit issued under the Domestic ABL and $34 million of letters of credit issued under other uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $71 million of the Company’s letters of credit and include the $63 million supersedeas bond filed with the Court in the TLI/Continuant matter discussed above. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $77 million as of June 30, 2015.
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
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $23 million in awards were outstanding as of June 30, 2015. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of June 30, 2015, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 8, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of June 30, 2015, no amounts have been accrued pursuant to this indemnity.
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
Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2015 and for the three and nine months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission, or the SEC, for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2014, which were included in our Annual Report on Form 10-K filed with the SEC on November 26, 2014. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
We aim to be the leader in our industry in addressing the customer needs and priorities resulting from recent trends and emerging challenges. We have invested in open, mobile enterprise communication and collaboration platforms and are well poised to serve a broad range of needs, from servicing older generation phone systems to deploying leading edge call center technology via the cloud. While we remain committed to our legacy capabilities and the customers who rely on them, in the past several years we have also responded to the emerging landscape by evolving our market and product approach in three important ways.

•
We have invested in research and development and new technologies to develop and provide more comprehensive contact center, unified communications, and networking products and services, continuing our focus on the enterprise while expanding the value we can provide to midmarket customers.

•
We have evolved our product design philosophy, anticipating demand for products that are mobile- and cloud-enabled and which can be integrated into customers' workflows, processes, and applications. We also design our products to be flexible, extensible, secure and reliable. This allows our customers to transition from old communications and collaboration technology to newer technology in a way that is manageable and cost-effective.

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
Additional Technologies
In addition to Session Management, we use technologies including:

•
Messaging and Presence via SIP/SIMPLE and XMPP: The Avaya Aura Presence Services collects, aggregates and disseminates rich presence and enables instant messaging including using SIP/SIMPLE and XMPP, providing interoperability with systems from other vendors, such as Microsoft and IBM.

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

Divestiture of IT Professional Services Business
On March 31, 2014, the Company completed the sale of its IT Professional Services (“ITPS”) business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. See Note 4, “Divestitures - IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details. As a result of management's divestiture of the ITPS business, the results of operations, cash flows and assets and liabilities of the ITPS business have been classified as discontinued operations for fiscal 2014.
Refinancing of Debt
During fiscal 2015 and 2014, the Company entered into refinancing transactions which lowered the interest rate of certain debt and extended the maturity dates of other debt.
On February 5, 2014, the Company completed Amendment No. 8 to the senior secured credit facility dated October 26, 2007 (the "Senior Secured Credit Agreement") pursuant to which the Company refinanced $1,138 million aggregate principal amount of senior secured term B-5 loans (“Term B-5 Loans”) with the cash proceeds from the issuance of senior secured term B-6 loans (“Term B-6 Loans”). On May 15, 2014, the Company redeemed 100% of the aggregate principal amount of its 9.75% senior unsecured cash-pay notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, of $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million and borrowings of $140 million under the Company's revolving credit facilities.

On May 29, 2015, the Company completed Amendment No. 9 to the Senior Secured Credit Agreement pursuant to which the Company refinanced $2,054 million in aggregate principal amounts of senior secured term B-3 loans (“Term B-3 Loans”), senior secured term B-4 loans (“Term B-4 Loans”), and Term B-6 Loans and repaid $32 million of revolving loans outstanding under its Senior Secured Credit Agreement in exchange for and with the proceeds from the issuance of senior secured term B-7 loans ("Term B-7 Loans") maturing May 29, 2020.
On June 4, 2015, Avaya Inc., Citicorp USA, Inc. and the lenders party thereto completed Amendment No. 4 to the Company's senior secured multi-currency asset-based revolving credit facility (the "Domestic ABL") which, among other things; (i) extended the stated maturity of the facility from October 26, 2016 to June 4, 2020 (subject to certain conditions specified in the Domestic ABL), (ii) increased the sublimit for letter of credit issuances under the Domestic ABL from $150 million to $200 million, and (iii) amended certain covenants and other provisions of the existing agreement. At the same time, certain foreign subsidiaries of the Company (the "Foreign Borrowers"), Citibank N.A. and the lenders party thereto entered into a new senior secured foreign asset-based revolving credit facility (the "Foreign ABL") which matures June 4, 2020 (subject to certain conditions specified in the Foreign ABL). Available credit under the Domestic ABL remains $335 million subject to availability under the borrowing base. Available credit under the Foreign ABL is $150 million subject to availability under the respective borrowing bases of the Foreign Borrowers.
On June 5, 2015, the Company permanently reduced the revolving credit commitments under its Senior Secured Credit Agreement from $200 million to $18 million and transferred all letters of credit outstanding under the Senior Secured Credit Agreement to the Domestic ABL.
See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Credit Facilities” for further details.
Principal amounts of long term debt and long term debt net of discounts and issuance costs as of June 30, 2015 consists of the following:

In millions	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$18	$18
Variable rate revolving loans under the Domestic ABL due June 4, 2020 (1)	40	40
Variable rate revolving loans under the Foreign ABL due June 4, 2020 (1)	20	20
Variable rate Term B-3 Loans due October 26, 2017	616	611
Variable rate Term B-4 Loans due October 26, 2017	1	1
Variable rate Term B-6 Loans due March 31, 2018	537	532
Variable rate Term B-7 Loans due May 29, 2020	2,119	2,081
7% senior secured notes due April 1, 2019	1,009	998
9% senior secured notes due April 1, 2019	290	286
10.50% senior secured notes due March 1, 2021	1,384	1,367
Total debt	$6,034	5,954
Debt maturing within one year		(7)
Non-current portion of long-term debt		$5,947
(1) Maturity date is subject to certain conditions specified in the respective ABL Agreements.
The weighted average contractual interest rate of the Company's outstanding debt as of June 30, 2015 and September 30, 2014 was 7.3% and 6.9%, respectively.

The table below sets forth the annual maturities of our long term debt as of June 30, 2015 for the next five years ending September 30th and thereafter consist of:

In millions
Remainder of fiscal 2015	$6
2016	25
2017	43
2018	1,179
2019	1,324
2020 and thereafter	3,457
Total	$6,034
Financial Results Summary
Our revenue for the nine months ended June 30, 2015 and 2014 was $3,073 million and $3,245 million, respectively, a decrease of $172 million or 5%. Revenues were affected by the unfavorable impact of foreign currencies particularly in Europe, Canada, and Latin America. The decrease was also attributable to declines in sales of our core and legacy products and associated services, particularly in the U.S., where the Company was constrained by sales execution.
As we continue to transform our business and focus our go-to-market efforts to drive growth in our flagship product lines and services such as Aura, Avaya Private Cloud Services or APCS, contact center and IP Office, revenues attributable to our core and legacy product lines and services have declined.  We have worked to migrate customers from legacy products such as the Nortel and Tenovis lines into our newer offerings.  Further, as our core products such as gateways, servers, and phones or other software endpoints are integral components to our flagship and legacy products, core product sales declined as the decrease in sales of our legacy products were only partially offset by the increase in the sales of our flagship products. In addition, we believe better utilization of SIP technology, which enables our customers to run their communication networks more efficiently, requiring fewer gateways and servers, has contributed to lower demand for our core and legacy products. The declines in our legacy and core products in turn contributed in part to lower maintenance revenue. The decreases in our maintenance revenue is offset in part by increases in APCS revenue.
As a result of a growing market trend around Cloud consumption preferences more customers are exploring operational expense, or OpEx models, rather than capital expenditure, or CapEx models, for procuring technology. The shift to OpEx models enables customers to manage costs and efficiencies, by paying a subscription fee for business collaboration and communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a managed services or Cloud provider. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on OpEx models. As the trend towards the OpEx model continues, we have focused our go-to-market strategy on our APCS as well as our flagship product offerings. Since the beginning of fiscal 2014, as part of our go-to-market strategy we have made leadership changes, increased our front-line resources, conducted training, and are now focused on the systems and the accountability required to speed up the rate of execution. Throughout fiscal 2014 and into fiscal 2015, our total contracted value for cloud and managed services grew. These contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a period of time, typically three to seven years. As of June 30, 2015, we anticipate the total future revenues for these contracts to be in excess of $800 million.
The Company has maintained its focus on profitability levels and investing in future results and continued to implement cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. During fiscal 2014, the Company incurred restructuring charges of $165 million, the full benefits of which we have yet to realize in our operating results. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for the nine months ended June 30, 2015 and 2014 was $271 million and $135 million, respectively, an increase of $136 million. The increase in operating income reflects the continued benefit from our cost savings initiatives and is offset by the decrease in revenues as discussed above. In addition, our operating results for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014 reflect, among other things:

•	improvement in gross margin to 59.0% for the nine months ended June 30, 2015 as compared to 56.8% for the nine months ended June 30, 2014;

•	lower depreciation and amortization charges as the Company sold under-utilized facilities and certain intangible assets have been fully amortized;

•	decreased restructuring charges of $62 million as the Company initiated greater cost cutting actions during the nine months ended June 30, 2014, particularly in Europe; and

•	a favorable impact of foreign currency on our operating expenses.
Operating income includes non-cash depreciation and amortization of $279 million and $336 million and share-based compensation of $15 million and $20 million for the nine months ended June 30, 2015 and 2014, respectively.
Net loss for the nine months ended June 30, 2015 and 2014 was $68 million and $212 million, respectively. The improvement is primarily attributable to the increase in our operating income as described above, lower interest expense as a result of fiscal 2014 refinancing transactions, and a lower provision for income taxes. These improvements were partially offset by higher third party fees incurred in connection with modifying certain debt during the nine months ended June 30, 2015 versus 2014. Further, our results for nine months ended June 30, 2014 reflects $32 million of income from discontinued operations associated with the sale of the IT Professional Services business which was completed March 31, 2014.
Results From Operations
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Revenue
Our revenue for the three months ended June 30, 2015 and 2014 was $999 million and $1,054 million, respectively, a decrease of $55 million or 5%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended June 30,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
GCS	$435	$450	44%	42%	(3)%	0%
Networking	59	61	6%	6%	(3)%	(4)%
Total ECS product revenue	494	511	50%	48%	(3)%	(1)%
AGS	505	543	50%	52%	(7)%	(3)%
Total revenue	$999	$1,054	100%	100%	(5)%	(2)%
GCS revenue for the three months ended June 30, 2015 and 2014 was $435 million and $450 million, respectively, a decrease of $15 million or 3%. The decrease in GCS revenue was primarily attributable to the unfavorable impact of foreign currency and lower demand for our legacy and core products. These decreases in GCS revenue were partially offset by increases in demand for our flagship products as discussed above.
Networking revenue for the three months ended June 30, 2015 and 2014 was $59 million and $61 million, respectively, a decrease of $2 million or 3%. The decrease in Networking revenue is primarily attributable to lower demand in EMEA.
AGS revenue for the three months ended June 30, 2015 and 2014 was $505 million and $543 million, respectively, a decrease of $38 million or 7%. The decrease in AGS revenue was primarily due to the unfavorable impact of foreign currency and lower maintenance services revenues as a result of lower demand for our legacy and core products. These decreases in AGS revenue were partially offset by higher revenues from professional services.

The following table sets forth a comparison of revenue by location:

	Three months ended June 30,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
U.S.	$538	$543	54%	52%	(1)%	(1)%
International:
EMEA	263	297	26%	28%	(11)%	(4)%
APAC - Asia Pacific	107	108	11%	10%	(1)%	2%
Americas International - Canada and Latin America	91	106	9%	10%	(14)%	(5)%
Total International	461	511	46%	48%	(10)%	(3)%
Total revenue	$999	$1,054	100%	100%	(5)%	(2)%
Revenue in the U.S. for the three months ended June 30, 2015 and 2014 was $538 million and $543 million, respectively, a decrease of $5 million or 1%. The decrease in U.S. revenue was primarily attributable to lower maintenance services associated with our core and legacy products. These decreases in U.S. revenue were partially offset by higher revenues from sales of our flagship products. Revenue in EMEA for the three months ended June 30, 2015 and 2014 was $263 million and $297 million, respectively, a decrease of $34 million or 11%. The decrease in EMEA revenue was primarily attributable to the unfavorable impact of foreign currency, lower sales of our core and legacy products and associated maintenance. These decreases in EMEA revenue were partially offset by higher revenue from sales of our flagship products. Revenue in APAC for the three months ended June 30, 2015 and 2014 was $107 million and $108 million, respectively, a decrease of $1 million or 1%. The decrease in APAC revenue was primarily attributable to the unfavorable impact of foreign currency and lower revenues associated with products. These decreases in APAC revenue were partially offset by higher revenues from professional services. Revenue in Americas International was $91 million and $106 million for the three months ended June 30, 2015 and 2014, respectively, a decrease of $15 million or 14%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower revenues associated with products.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended June 30,
	2015	2014	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
Direct	$120	$132	24%	26%	(9)%	(4)%
Indirect	374	379	76%	74%	(1)%	—%
Total ECS product revenue	$494	$511	100%	100%	(3)%	(1)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended June 30,
	Gross Profit		Gross Margin		Change
In millions	2015	2014	2015	2014	Amount	Pct.
GCS	$287	$287	66.0%	63.8%	$—	—%
Networking	21	27	35.6%	44.3%	(6)	(22)%
ECS	308	314	62.3%	61.4%	(6)	(2)%
AGS	286	309	56.6%	56.9%	(23)	(7)%
Unallocated amounts	(10)	(16)	(1)	(1)	6	(1)
Total	$584	$607	58.5%	57.6%	$(23)	(4)%

(1)	Not meaningful
Gross profit for the three months ended June 30, 2015 and 2014 was $584 million and $607 million, respectively, a decrease of $23 million or 4%. The decrease is primarily attributable to the unfavorable impact of foreign currency and the decrease in sales volume. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets, gross margin increased to 58.5% for the three months ended June 30, 2015 from 57.6% for the three months ended June 30, 2014.
GCS gross profit for the three months ended June 30, 2015 and 2014 was $287 million and $287 million, respectively. Decreases in GCS gross profit are attributable to the decrease in sales volume and the unfavorable impact of foreign currency and were offset by the success of our gross margin improvement initiatives discussed above. As a result of our gross margin improvement initiatives GCS gross margin increased to 66.0% for the three months ended June 30, 2015 compared to 63.8% for the three months ended June 30, 2014.
Networking gross profit for the three months ended June 30, 2015 and 2014 was $21 million and $27 million, a decrease of $6 million, or 22%. Networking gross margin for the three months ended June 30, 2015 and 2014 was 35.6% and 44.3%, respectively. The decreases in Networking gross profit and gross margin are primarily attributable to higher customer discounts and inventory costs associated with certain Networking products which are approaching end of life.
AGS gross profit for the three months ended June 30, 2015 and 2014 was $286 million and $309 million, respectively, a decrease of $23 million or 7%. The decrease in AGS gross profit is primarily due to lower revenue and the unfavorable impact of foreign currency. These decreases in AGS gross profit were partially offset to the continued benefit from our gross margin improvement initiatives discussed above and higher professional services revenues. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a largely self-service/web-based support model. Our gross margin improvement initiatives have enabled us to reduce the workforce and relocate positions to lower-cost geographies. AGS gross margin decreased to 56.6% for the three months ended June 30, 2015 from 56.9% for the three months ended June 30, 2014. The decrease is primarily the result of a greater percentage of the AGS revenue coming from professional services during the three months ended June 30, 2015.
Unallocated amounts for the three months ended June 30, 2015 and 2014 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is primarily attributable to lower amortization associated with technology intangible assets acquired prior to fiscal 2014.

Operating Expenses

	Three months ended June 30,
	2015	2014	Percentage of Revenue		Change
In millions			2015	2014	Amount	Pct.
Selling, general and administrative	$356	$365	35.6%	34.6%	$(9)	(2)%
Research and development	82	93	8.2%	8.8%	(11)	(12)%
Amortization of intangible assets	55	56	5.5%	5.3%	(1)	(2)%
Restructuring charges, net	7	45	0.7%	4.3%	(38)	(84)%
Total operating expenses	$500	$559	50.0%	53.0%	$(59)	(11)%
SG&A expenses for the three months ended June 30, 2015 and 2014 were $356 million and $365 million, respectively, a decrease of $9 million or 2%. The decrease was attributable to the favorable impact of foreign currency and the resolution of certain commercial and intellectual property legal disputes during the three months ended June 30, 2014, partially offset by higher employee costs, other marketing expenses and selling costs.
R&D expenses for the three months ended June 30, 2015 and 2014 were $82 million and $93 million, respectively, a decrease of $11 million. The decrease was primarily due to lower expenses attributable to our cost savings initiatives discussed above and the favorable impact of foreign currency.
Amortization of intangible assets for the three months ended June 30, 2015 and 2014 was $55 million and $56 million, respectively.
Restructuring charges, net, for the three months ended June 30, 2015 and 2014 were $7 million and $45 million, respectively, a decrease of $38 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the three months ended June 30, 2015 include employee separation costs of $6 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $1 million. Restructuring charges recorded during the three months ended June 30, 2014 include employee separation costs of $39 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $6 million. The EMEA charges include a plan approved during the three months ended June 30, 2014 for the elimination of 121 positions and resulted in a charge of $19 million, for which the related payments are expected to continue into fiscal 2019. Employee separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
Operating income for the three months ended June 30, 2015 and 2014 was $84 million and $48 million, respectively.
Operating income for the three months ended June 30, 2015 and 2014 includes non-cash expenses for depreciation and amortization of $93 million and $99 million and share-based compensation of $4 million and $6 million for each of the periods, respectively.
Interest Expense
Interest expense for the three months ended June 30, 2015 and 2014 was $113 million and $112 million, respectively. Interest expense includes non-cash expense associated with amortization of debt issuance costs and accretion of debt discount of $5 million and $6 million, respectively. Cash interest expense for the three months ended June 30, 2015 and 2014, was $108 million and $106 million, respectively, an increase of $2 million. Cash interest expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 increased as a result of additional borrowings during the quarter under our revolving credit facilities which we repaid in part with the refinancing transaction that took place on May 29, 2015. This increase was partially offset by lower interest rates on certain debt we refinanced during fiscal 2014. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
During the three months ended June 30, 2015, we recognized a $6 million loss on extinguishment of debt associated with the amendment to our Senior Secured Credit Agreement completed on May 29, 2015, pursuant to which the Company refinanced a portion of its outstanding Term B-3, B-4 and B-6 Loans with the proceeds from the issuance of Term B-7 Loans maturing May 29, 2020. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issuance costs) for the portion of the refinanced debt accounted for as a debt extinguishment. During the three months ended June 30, 2014, we recognized a $1 million loss on extinguishment of debt associated with the redemption of 100%

of the aggregate principal amount of the 10.125%/10.875% senior unsecured PIK toggles notes and the 9.75% senior unsecured cash-pay notes. The loss represents the difference between the reacquisition price and the carrying value of the debt. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Expense, Net
Other expense, net for the three months ended June 30, 2015 and 2014 was $11 million and $7 million, respectively. Other expense, net, for the three months ended June 30, 2015 includes $8 million of third party fees incurred in connection with debt modification and net foreign currency losses of $3 million. Other expense, net, for the three months ended June 30, 2014 includes charges associated with certain tax indemnifications of $8 million, partially offset by net foreign currency transaction gains of $1 million.
(Provision for) Benefit from Income Taxes of Continuing Operations
The provision for income taxes of continuing operations for the three months ended June 30, 2015 was $3 million as compared to a benefit from income taxes of continuing operations of $8 million for the three months ended June 30, 2014.
The effective rate for the three months ended June 30, 2015 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) recognition of a $7 million income tax benefit as a result of net gains in other comprehensive income.
The effective income tax rate for the three months ended June 30, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) reductions in the Company's unrecognized tax benefits of $35 million resulting from the settlement of certain international tax exams, (4) recognition of a $7 million income tax benefit related to the correction of prior year deferred tax assets and liabilities for certain non-U.S. legal entities, and (5) recognition of a $3 million income tax benefit as a result of net gains in other comprehensive income.
During the three months ended June 30, 2015 and 2014, the Company recorded tax charges of $7 million and $3 million, respectively, related to net gains included in other comprehensive income. As a result of the charges to other comprehensive income for this tax effect, the Company recognized an income tax benefit in continuing operations as less current period valuation allowance was required against the Company's deferred tax assets in each period.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for the three months ended June 30, 2014 was $2 million. On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. Income from discontinued operations for the three months ended June 30, 2014 reflects the $3 million adjustment to the gain on the sale of the ITPS business resulting from the working capital adjustments identified during the period net of income taxes of $1 million. See Note 4, “Divestiture - IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details.
Nine Months Ended June 30, 2015 Compared with Nine Months Ended June 30, 2014
Revenue
Our revenue for the nine months ended June 30, 2015 and 2014 was $3,073 million and $3,245 million, respectively, a decrease of $172 million or 5%. The following table sets forth a comparison of revenue by portfolio:

	Nine months ended June 30,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
GCS	$1,356	$1,433	44%	44%	(5)%	(3)%
Networking	174	184	6%	6%	(5)%	(5)%
Total ECS product revenue	1,530	1,617	50%	50%	(5)%	(3)%
AGS	1,543	1,628	50%	50%	(5)%	(2)%
Total revenue	$3,073	$3,245	100%	100%	(5)%	(3)%
GCS revenue for the nine months ended June 30, 2015 and 2014 was $1,356 million and $1,433 million, respectively, a decrease of $77 million or 5%. The decrease in GCS revenue was primarily attributable to lower demand for our legacy and core products and sales execution, particularly in the U.S. and the unfavorable impact of foreign currency. These decreases in GCS revenue were partially offset by increases in demand for our flagship products as discussed above.
Networking revenue for the nine months ended June 30, 2015 and 2014 was $174 million and $184 million, respectively, a decrease of $10 million or 5%. The decrease in Networking revenue is primarily attributable to the revenues associated with the Company's successful completion of its networking implementation at the Sochi Olympics in fiscal 2014, partially offset by revenue associated with new product releases.
AGS revenue for the nine months ended June 30, 2015 and 2014 was $1,543 million and $1,628 million, respectively, a decrease of $85 million or 5%. The decrease in AGS revenue was primarily due to lower maintenance services revenues as a result of lower demand for our legacy and core products in prior periods and the unfavorable impact of foreign currency. These decreases in AGS revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods and revenues from professional services. As discussed above, the revenues associated with Cloud and managed services contracts are recognized over a period of time, typically three to seven years.
The following table sets forth a comparison of revenue by location:

	Nine months ended June 30,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
U.S.	$1,641	$1,679	53%	52%	(2)%	(2)%
International:
EMEA	830	913	27%	28%	(9)%	(3)%
APAC - Asia Pacific	312	334	10%	10%	(7)%	(4)%
Americas International - Canada and Latin America	290	319	10%	10%	(9)%	(1)%
Total International	1,432	1,566	47%	48%	(9)%	(3)%
Total revenue	$3,073	$3,245	100%	100%	(5)%	(3)%
Revenue in the U.S. for the nine months ended June 30, 2015 and 2014 was $1,641 million and $1,679 million, respectively, a decrease of $38 million or 2%. The decrease in U.S. revenue was primarily attributable to constrained sales execution and lower sales of our core and legacy products and associated maintenance. These decreases in U.S. revenues were partially offset by higher revenue associated with our flagship products, professional services and Cloud and managed services performed under contracts entered into in prior periods. Revenue in EMEA for the nine months ended June 30, 2015 and 2014 was $830 million and $913 million, respectively, a decrease of $83 million or 9%. The decrease in EMEA revenue was primarily attributable to the unfavorable impact of foreign currency and lower revenues from lower sales of our core and legacy products and associated maintenance. These decreases in EMEA revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in APAC for the nine months ended June 30, 2015 and 2014 was $312 million and $334 million, respectively, a decrease of $22 million or 7%. The decrease in APAC revenue was primarily attributable to lower revenues associated with products and the unfavorable impact of foreign currency. Revenue in Americas International was $290 million and $319 million for the nine months ended June 30, 2015 and 2014, respectively, a decrease of $29 million or 9%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower revenues associated with products and associated maintenance.
We sell our products directly to end users and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Nine months ended June 30,
	2015	2014	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
Direct	$383	$412	25%	25%	(7)%	(3)%
Indirect	1,147	1,205	75%	75%	(5)%	(4)%
Total ECS product revenue	$1,530	$1,617	100%	100%	(5)%	(3)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Nine months ended June 30,
	Gross Profit		Gross Margin		Change
In millions	2015	2014	2015	2014	Amount	Pct.
GCS	$890	$905	65.6%	63.2%	$(15)	(2)%
Networking	69	85	39.7%	46.2%	(16)	(19)%
ECS	959	990	62.7%	61.2%	(31)	(3)%
AGS	882	907	57.2%	55.7%	(25)	(3)%
Unallocated amounts	(27)	(53)	(1)	(1)	26	(1)
Total	$1,814	$1,844	59.0%	56.8%	$(30)	(2)%

(1)	Not meaningful
Gross profit for the nine months ended June 30, 2015 and 2014 was $1,814 million and $1,844 million, respectively, a decrease of $30 million or 2%. The decrease is primarily attributable to the unfavorable impact of foreign currency and the decrease in sales volume. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of our gross margin improvement initiatives and the impact of lower amortization of acquired technology intangible assets, and lower depreciation associated with the Company's Westminster, Colorado facility during fiscal 2014, gross margin increased to 59.0% for the nine months ended June 30, 2015 from 56.8% for the nine months ended June 30, 2014.
GCS gross profit for the nine months ended June 30, 2015 and 2014 was $890 million and $905 million, respectively, a decrease of $15 million, or 2%. The decrease in GCS gross profit is primarily attributable to the unfavorable impact of foreign currency and lower sales volume. These decreases were partially offset by the success of our gross margin improvement initiatives discussed above. As a result of our gross margin improvement initiatives GCS gross margin increased to 65.6% for the nine months ended June 30, 2015 from 63.2% for the nine months ended June 30, 2014.
Networking gross profit for the nine months ended June 30, 2015 and 2014 was $69 million and $85 million, a decrease of $16 million, or 19%. Networking gross margin for the nine months ended June 30, 2015 and 2014 was 39.7% and 46.2%, respectively. The decreases in Networking gross profit and gross margin is primarily attributable to the Company's successful networking implementation at the Sochi Olympics in fiscal 2014.
AGS gross profit for the nine months ended June 30, 2015 and 2014 was $882 million and $907 million, respectively, a decrease of $25 million or 3%. The decrease in AGS gross profit is primarily due to lower services revenue and the unfavorable impact of foreign currency. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a largely self-service/web-based support model. Our gross margin improvement initiatives have enabled us to reduce the workforce and relocate positions to lower-cost geographies. As a result of the above factors, AGS gross margin increased to 57.2% for the nine months ended June 30, 2015 from 55.7% for the nine months ended June 30, 2014.
Unallocated amounts for the nine months ended June 30, 2015 and 2014 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is attributable to lower amortization associated with technology intangible assets acquired prior to fiscal 2014 and $6 million of additional depreciation related to the change in estimates of salvage value and useful life of the Company's Westminster, Colorado facility during the six months ended March 31, 2014.

Operating Expenses

	Nine months ended June 30,
	2015	2014	Percentage of Revenue		Change
In millions			2015	2014	Amount	Pct.
Selling, general and administrative	$1,086	$1,155	35.3%	35.6%	$(69)	(6)%
Research and development	256	289	8.3%	8.9%	(33)	(11)%
Amortization of intangible assets	169	171	5.5%	5.3%	(2)	(1)%
Restructuring charges, net	32	94	1.0%	2.9%	(62)	(66)%
Total operating expenses	$1,543	$1,709	50.1%	52.7%	$(166)	(10)%
SG&A expenses for the nine months ended June 30, 2015 and 2014 were $1,086 million and $1,155 million, respectively, a decrease of $69 million. The decrease was primarily attributable to the favorable impact of foreign currency, the cost of the marketing rights and other marketing expenses associated with the Sochi Olympics during the nine months ended June 30, 2014, $24 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility during the six months ended March 31, 2014, the resolution of certain commercial and intellectual property legal disputes during the three months ended June 30, 2014 and our cost savings initiatives. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies. The decrease was partially offset by higher employee costs, other marketing expenses and selling costs.
R&D expenses for the nine months ended June 30, 2015 and 2014 were $256 million and $289 million, respectively, a decrease of $33 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above and the favorable impact of foreign currency.
Amortization of intangible assets for the nine months ended June 30, 2015 and 2014 was $169 million and $171 million, respectively.
Restructuring charges, net, for the nine months ended June 30, 2015 and 2014 were $32 million and $94 million, respectively, a decrease of $62 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during the nine months ended June 30, 2015 include employee separation costs of $25 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $7 million primarily related to facilities in the U.S. Restructuring charges recorded during the nine months ended June 30, 2014 include employee separation costs of $83 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $11 million. Employee separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
Operating income for the nine months ended June 30, 2015 and 2014 was $271 million and $135 million, respectively.
Operating income for the nine months ended June 30, 2015 and 2014 includes non-cash expenses for depreciation and amortization of $279 million and $336 million and share-based compensation of $15 million and $20 million for each of the periods, respectively.
Interest Expense
Interest expense for the nine months ended June 30, 2015 and 2014 was $335 million and $347 million, respectively. Interest expense includes non-cash interest expense of $15 million and $15 million, respectively, associated with the amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the nine months ended June 30, 2015 and 2014, was $320 million and $332 million, respectively, a decrease of $12 million. The decrease in cash interest expense is the result of certain debt refinancing transactions that occurred during fiscal 2014. This decrease in interest expense was partially offset by additional borrowings during the three months ended June 30, 2015 under our revolving credit facilities which we repaid in part with the refinancing transaction that took place on May 29, 2015. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Loss on Extinguishment of Debt
During the nine months ended June 30, 2015, we recognized a $6 million loss on extinguishment of debt associated with an amendment to our Senior Secured Credit Agreement completed on May 29, 2015, pursuant to which the Company refinanced a portion of its outstanding Term B-3, B-4 and B-6 Loans with the proceeds of the issuance of Term B-7 Loans maturing May 29,

2020. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issuance costs) for the portion of the refinanced debt accounted for as a debt extinguishment. During the nine months ended June 30, 2014, we recognized a $5 million loss on extinguishment of debt in connection with (1) the refinancing of $1,138 million aggregate principal amount of Term B-5 Loans with the cash proceeds from the issuance of Term B-6 Loans and (2) the redemption of 100% of the aggregate principal amount of the 10.125%/10.875% senior unsecured PIK toggles notes and the 9.75% senior unsecured cash-pay notes. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Income (Expense), Net
Other income, net for the nine months ended June 30, 2015 was $2 million as compared to other expense, net of $8 million for the nine months ended June 30, 2014. Other income, net, for the nine months ended June 30, 2015 includes $2 million of net foreign currency gains and $9 million associated with the release of a reserve related to a tax indemnification liability, partially offset by $8 million of third party fees incurred in connection with debt modification. Other expense, net, for the nine months ended June 30, 2014 includes a $5 million charge for a change in certain tax indemnification reserves, $2 million of third party fees incurred in connection with debt modifications and $2 million of translation losses recognized in connection with the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary, partially offset by $1 million net foreign currency gains.
Provision for Income Taxes of Continuing Operations
The provision for income taxes of continuing operations for the nine months ended June 30, 2015 and 2014 was $0 million and $19 million, respectively.
The effective rate for the nine months ended June 30, 2015 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred income tax assets, (3) net reductions for unrecognized tax benefits resulting from the lapse of statute of limitations offset by increases due to tax positions taken during the current period, (4) recognition of a $6 million income tax benefit related to the correction of prior year valuation allowances on deferred income tax assets, and (5) recognition of a $18 million income tax benefit as a result of net gains in other comprehensive income.
The effective income tax rate for the nine months ended June 30, 2014 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred income tax assets, (3) reductions in the Company's unrecognized tax benefits of $35 million resulting from the settlement of certain international tax exams, (4) recognition of a $22 million income tax benefit as a result of net gains in income from discontinued operations, (5) recognition of an $11 million income tax benefit as a result of net gains in other comprehensive income, and (6) recognition of a $7 million income tax benefit related to the correction of prior year deferred income tax assets and liabilities for certain non-U.S. legal entities.
During the nine months ended June 30, 2015 and 2014, the Company recorded tax charges of $18 million and $11 million, respectively, related to net gains included in other comprehensive income and during the nine months ended June 30, 2014 recorded a tax charge of $22 million related to discontinued operations. As a result of the charges to other comprehensive income and discontinued operations for these tax effects the Company recognized an income tax benefit in continuing operations as less current period valuation allowance was required against the Company's deferred tax assets in each period.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for the nine months ended June 30, 2014 was $32 million. On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments, and net of $2 million in costs to sell. Income from discontinued operations for the nine months ended June 30, 2014 includes the gain on sale of the ITPS business of $52 million. See Note 4, “Divestiture - IT Professional Services Business,” to our unaudited interim Consolidated Financial Statements for further details.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business and have not had a significant impact on our liquidity as of June 30, 2015. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to repay our indebtedness, or to fund our other liquidity needs.
Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the nine months ended June 30, 2015 and 2014:

	Nine months ended June 30,
In millions	2015	2014
Net cash (used for) provided by:
Net loss	$(68)	$(212)
Income from discontinued operations, net of income taxes	—	32
Loss from continuing operations	(68)	(244)
Adjustments to net loss for non-cash items	324	338
Changes in operating assets and liabilities	(71)	(73)
Continuing operating activities	185	21
Discontinued operating activities	—	4
Operating activities	185	25
Continuing investing activities	(97)	(57)
Discontinued investing activities	—	98
Investing activities	(97)	41
Financing activities	(56)	(39)
Effect of exchange rate changes on cash and cash equivalents	(26)	—
Net increase in cash and cash equivalents	6	27
Cash and cash equivalents at beginning of period	322	288
Cash and cash equivalents at end of period	$328	$315
Operating Activities
Cash provided by operating activities was $185 million and $25 million for the nine months ended June 30, 2015 and 2014, respectively.
Adjustments to reconcile net loss to net cash provided by operations for the nine months ended June 30, 2015 and 2014 were $324 million and $338 million, and primarily consisted of depreciation and amortization of $279 million and $336 million, deferred income taxes of $0 million and $(33) million, unrealized loss on foreign currency exchange of $6 million and $4 million, non-cash interest expense of $15 million and $15 million, and share based compensation of $15 million and $20 million, respectively. Adjustments to reconcile net loss to net cash provided by operations for the nine months ended June 30, 2015 and 2014 also includes paid-in-kind interest of $1 million and $9 million, respectively, which was expensed in prior periods and paid in association with the refinancing of certain debt as discussed below.
During the nine months ended June 30, 2015, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $71 million. The net decrease was driven by payments associated with our employee incentive programs, the timing of payments to our vendors, and business restructuring reserves established in previous periods. These decreases were partially offset by increases in deferred revenues and collection of accounts receivable.
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
Investing Activities
Cash used for investing activities for the nine months ended June 30, 2015 was $97 million as compared to cash provided by investing activities for the nine months ended June 30, 2014 of $41 million. During the nine months ended June 30, 2015 and 2014, cash used for investing activities included capital expenditures of $92 million and $94 million and acquisitions of businesses, net of cash acquired of $18 million and $14 million, respectively, as we continue to enhance our technology portfolio. During the nine months ended June 30, 2015 we received proceeds of $15 million for the sale of equipment used in the performance of services under our agreement with HP Enterprise Services, LLC. During the nine months ended June 30,

2014, the Company received $98 million in proceeds from the sale of its ITPS business and also received $61 million from the sale of other long-lived assets. Also, during the nine months ended June 30, 2014, the Company invested $10 million for less than a 6% equity interest in an unaffiliated privately-held company.
Financing Activities
Cash used for financing activities was $56 million and $39 million for the nine months ended June 30, 2015 and 2014, respectively.
Cash flows from financing activities for the nine months ended June 30, 2015 includes cash proceeds of $2,100 million from the issuance of of Term B-7 Loans maturing May 29, 2020. The proceeds from the issuance of the Term B-7 Loans were used to: (a) repay $2,054 million aggregate principal amounts of Term B-3 Loans, Term B-4 Loans, and Term B-6 Loans, (b) repay $32 million of revolving loans outstanding under our Senior Secured Credit Agreement, (c) pay $8 million of third party fees and expenses for debt modification costs incurred in the refinancing transaction, and (d) pay $1 million for interest accrued on the refinanced term and revolving credit loans through the date of the refinancing transaction. The redemption price of the Term B-3 Loans and Term B-6 Loans includes $1 million of paid-in-kind interest expense recognized in prior periods and $4 million of unamortized discount which is included in the loss on extinguishment of debt during the nine months ended June 30, 2015. In addition to the $32 million repaid with the proceeds of the Term B-7 Loans, we repaid another $90 million and borrowed $50 million of revolving loans under our Senior Secured Credit Agreement during the nine months ended June 30, 2015. We also paid $8 million of payments related to the Company's sales-leaseback arrangement with HP.
Cash flows from financing activities for the nine months ended June 30, 2014 includes proceeds of $1,136 million from the issuance of Term B-6 Loans and $140 million from borrowing under the Company's revolving credit facilities. The proceeds from the issuance of the Term B-6 Loans were used to repay $1,138 million of Term B-5 Loans and the proceeds from borrowings under the Company's revolving credit facilities, together with cash on-hand of $10 million, were used to redeem $92 million of 10.125%/10.875% senior unsecured PIK toggle notes and $58 million of 9.75% senior unsecured cash-pay notes. The redemption of the $92 million of 10.125%/10.875% senior unsecured PIK toggle notes includes $9 million of paid-in-kind interest expensed in prior periods.
Cash used for financing activities for the nine months ended June 30, 2015 and 2014 also includes scheduled debt repayments of $25 million and $28 million, and cash paid for debt issuance and debt modification costs of $14 million and $10 million, respectively.
Credit Facilities
We have entered into borrowing arrangements and further amended the arrangements with several financial institutions in connection with the Merger on October 26, 2007 and the acquisition of the enterprise solutions business of Nortel Networks Corporation in December 2009.
During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of term loans under its senior secured credit facilities that were scheduled to mature on October 26, 2014. These transactions were (1) an amendment and restatement of the Senior Secured Credit Agreement and the Domestic ABL on October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of senior secured term B-1 loans ("Term B-1 Loans"), (2) an amendment and restatement of the Senior Secured Credit Agreement on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of Term B-1 Loans and $134 million aggregate principal amount of Term B-4 Loans, and (3) the issuance on December 21, 2012 of $290 million of 9% senior secured notes due April 2019.
During the three months ended March 31, 2013, the Company refinanced the remaining $584 million of Term B-1 Loans outstanding under its Senior Secured Credit Agreement with the cash proceeds of $589 million aggregate principal amount of Term B-5 Loans under the Senior Secured Credit Agreement.
Additionally, during the three months ended March 31, 2013, the Company refinanced $1,384 million of senior unsecured notes through (1) amendments to the Senior Secured Credit Agreement and the Domestic ABL permitting the refinancing of the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 (collectively, the “Cash Pay and PIK Toggle Notes”) with indebtedness secured by a lien on certain collateral on a junior-priority basis and (2) the exchange of $1,384 million of Cash Pay and PIK Toggle Notes for $1,384 million of 10.50% senior secured notes due 2021.
On February 5, 2014, Avaya Inc., Citibank, and the lenders party thereto entered into Amendment No. 8 to the Senior Secured Credit Agreement, pursuant to which the Company refinanced in full all Term B-5 Loans outstanding under the Senior Secured Credit Agreement with the cash proceeds from the Company’s borrowing of approximately $1,138 million aggregate principal amount of Term B-6 Loans under the Senior Secured Credit Agreement.  In addition, the Company paid $15 million in cash for certain fees and expenses incurred in connection with the refinancing. The Term B-6 Loans mature on March 31, 2018, which was the same date on which the Term B-5 Loans were scheduled to mature.
The Term B-6 Loans bear interest at a rate per annum equal to either a base rate (subject to a floor of 2.00%) or a LIBOR rate (subject to a floor of 1.00%), in each case plus an applicable margin. Subject to the floor, the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus one half of 1%. The applicable margin for borrowings of Term B-6 Loans is 4.50% per annum with respect to base rate borrowings and 5.50% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the Senior Secured Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Senior Secured Credit Agreement with an Effective Yield (as defined in the Senior Secured Credit Agreement) greater than the applicable Effective Yield payable in respect of the Term B-6 Loans at such time plus 50 basis points.
On May 15, 2014, the Company redeemed 100% of the aggregate principal amount of its 10.125%/10.875% senior unsecured PIK toggle notes due 2015 and 9.75% senior unsecured cash-pay notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million, borrowings of $100 million under the multi-currency revolver available under the Senior Secured Credit Agreement and $40 million under the Domestic ABL.
On May 29, 2015, Avaya Inc., Citibank, and the lenders party thereto entered into Amendment No. 9 to the Senior Secured Credit Agreement pursuant to which the Company issued $2,125 million of Term B-7 Loans maturing May 29, 2020, the proceeds of which were used to: (a) repay $1,473 million in principal amounts of Term B-3 Loans maturing October 26, 2017, $0.4 million in principal amounts of Term B-4 Loans maturing October 26, 2017, and $581 million of Term B-6 Loans maturing March 31, 2018, (b) repay $32 million of revolving loans outstanding under its Senior Secured Credit Agreement, (c) fund $33 million in original issue discounts, fees and expenses incurred in connection with the refinancing transaction, and (d) pay $1 million for interest accrued on the refinanced term and revolving credit loans through the date of the refinancing transaction. The Term B-7 Loans bear interest at a rate per annum equal to either a base rate (subject to a floor of 2.00%) or a LIBOR rate (subject to a floor of 1.00%), in each case plus an applicable margin. The base rate is determined by reference to the higher of (1) the prime rate of Citibank and (2) the federal funds effective rate plus one half of 1%. The applicable margin for borrowings of Term B-7 Loans is 4.25% per annum with respect to base rate borrowings and 5.25% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the terms of the Credit Agreement.
On June 4, 2015, Avaya Inc., Citicorp USA, Inc. and the lenders party thereto completed Amendment No. 4 to the Domestic ABL which, among other things; (i) extended the stated maturity of the facility from October 26, 2016 to June 4, 2020 (subject to certain conditions specified in the Domestic ABL), (ii) increased the sublimit for letter of credit issuances under the Domestic ABL from $150 million to $200 million, and (iii) amended certain covenants and other provisions of the existing agreement. At the same time, the Foreign Borrowers, Citibank N.A. and the lenders party thereto entered into the Foreign ABL which matures June 4, 2020 (subject to certain conditions specified in the Foreign ABL). Available credit under the Domestic ABL remains $335 million subject to availability under the borrowing base. Available credit under the Foreign ABL is $150 million subject to availability under the respective borrowing bases of the Foreign Borrowers.
Borrowings under the Domestic ABL bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.75% or (b) a base rate plus a margin of 0.75%.
The Foreign ABL provides senior secured financing of up to $150 million, subject to availability under the respective borrowing bases of the Foreign Borrowers. The total borrowing base for all Foreign Borrowers at any time equals the sum of (i) 85% of eligible accounts receivable of the Foreign Borrowers, plus (ii) 85% of the net orderly liquidation value of eligible inventory of the Canadian Foreign Borrower and Irish Foreign Borrower, subject to certain reserves and other adjustments. The Foreign ABL includes borrowing capacity available for letters of credit and for Canadian or European swingline loans, and is available in Euros, Canadian dollars and British pound sterling in addition to U.S. dollars.
Under the Foreign ABL Credit Agreement the Foreign Borrowers have the right to request up to $30 million of additional commitments. The lenders under the Foreign ABL are not under any obligation to provide any such additional commitments, any increase in commitments is subject to certain conditions precedent and any borrowing in respect of such increased commitments would be subject to the borrowing base under the Foreign ABL at such time.
Borrowings under the Foreign ABL bear interest at a rate per annum equal to, at the Foreign Borrowers’ option depending upon the currency and type of the applicable borrowing, (a) a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) the sum of 1.00% plus the LIBOR rate for a thirty day interest period as determined on such day, (b) a Canadian prime rate determined by reference to the higher of (1) the base rate of Citibank, N.A., Canadian branch, and (2) the sum of 1.00% plus the CDOR rate for a thirty day interest period as determined on such day, (c) a LIBOR rate, (d) a CDOR Rate, (e) a EURIBOR rate or (f) an overnight LIBOR rate, in each case plus an applicable margin. The initial applicable margin for borrowings under the Foreign ABL on June 4, 2015 is equal to (1)

0.75% per annum with respect to base rate and Canadian prime rate borrowings and (2) 1.75% per annum with respect to LIBOR, CDOR or EURIBOR borrowings. The applicable margin for borrowings under the Foreign ABL is subject to a step down based on average historical excess availability under the Foreign ABL. Swingline loans bear interest at a rate per annum equal to, in the case of swingline loans to the Canadian Foreign Borrower, the base rate if denominated in U.S. Dollars or the Canadian prime rate if denominated in Canadian dollars and, in the case of swingline loans to the UK Foreign Borrower, the Irish Foreign Borrower or the German Foreign Borrowers, the base rate if denominated in U.S. Dollars or the overnight LIBOR rate if denominated in Euros or British pound sterling. In addition to paying interest on outstanding principal under the Foreign ABL, the Foreign Borrowers are required to pay a commitment fee of 0.25% per annum in respect of the unutilized commitments thereunder. The Foreign Borrowers must also pay customary letter of credit fees equal to the applicable margin on LIBOR, CDOR and EURIBOR loans and agency fees.
On June 5, 2015, the Company permanently reduced the revolving credit commitments under its Senior Secured Credit Agreement from $200 million to $18 million and transferred all letters of credit outstanding under the Senior Secured Credit Agreement to the Domestic ABL.
The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
As of June 30, 2015, the Company was not in default under any of its debt agreements.
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
Specifically, we expect our primary cash requirements for the remainder of fiscal 2015 to be as follows:

•
Debt service—We expect to make payments of $127 million during the remainder of fiscal 2015 in principal and interest associated with long-term debt and interest associated with our two revolving credit facilities, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of principal payments we have made or may make under our revolving credit facilities. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facilities to meet business needs.

•
Restructuring payments—We expect to make payments of approximately $25 million to $28 million during the remainder of fiscal 2015 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through June 30, 2015 and additional actions we may take in fiscal 2015 as the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $25 million to $35 million for capital expenditures and capitalized software development costs during the remainder of fiscal 2015.

•
Benefit obligations—We estimate we will make payments under our pension and postretirement obligations totaling $48 million during the remainder of fiscal 2015. These payments include: $28 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $2 million of payments under our U.S. benefit plans which are not pre-funded, $6 million under our non-U.S. benefit plans which are predominately not pre-funded, $11 million under our U.S. retiree medical benefit plan which is not pre-funded and $1 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 12, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

On October 23, 2014, in connection with a litigation matter, the Company filed a supersedeas bond with the Court in the amount of $63 million to stay execution of a judgment against it while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its credit facilities. In connection with this proceeding, an application was also filed seeking attorneys' fees, expenses and costs, which the Company is contesting. The current application for attorneys’ fees, expenses and costs is approximately $65 million and represents activity through September 11, 2014. Once the initial application is resolved by the Court, the Company expects that a supplemental application will be filed for activity beyond September 11, 2014. Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney's fees, expenses and costs, plus interest.  The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. See Note 15 - "Commitments and Contingencies - Antitrust Litigation" to our unaudited interim Consolidated Financial Statements for additional details regarding this litigation matter.

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
As discussed above, on June 4, 2015 the Company completed an amendment to the Domestic ABL and entered into a new Foreign ABL. The Domestic ABL and Foreign ABL expire June 4, 2020 (subject to certain conditions specified in the Domestic ABL and Foreign ABL) and provides credit up to $335 million and $150 million (subject to availability under the calculated borrowing bases as defined for each facility), respectively, to the Company in the form of loans and letters of credit. On June 5, 2015, the Company permanently reduced the revolving credit commitments under its Senior Secured Credit Agreement from $200 million to $18 million and all letters of credit outstanding under the Senior Secured Credit Agreement were transferred to the Domestic ABL.
As of June 30, 2015 the Company had $40 million of outstanding borrowings, $145 million of issued and outstanding letters of credit and remaining revolver availability of $40 million under the Domestic ABL, $20 million of outstanding borrowings, no outstanding letters of credit and remaining revolver availability of $81 million under the Foreign ABL, and $18 million of outstanding borrowings, no outstanding letters of credit and no remaining revolver availability under the Senior Secured Credit Agreement. All three revolving credit facilities include customary conditions that, if not complied with, could restrict our availability to borrow. See Note 8, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements.
On August 20, 2014, we signed an agreement with HP Enterprise Services, LLC, or HP, pursuant to which the Company will outsource to HP certain delivery services associated with the Avaya Private Cloud Services business. In connection with that agreement, HP acquired specified assets owned by the Company. HP also agreed to make available one or more additional financings to Avaya and its subsidiaries of up to $24 million per fiscal year for the sole purpose of financing the use of equipment for the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred and is continuing as of the date any such financing is requested. During the nine months ended June 30, 2015 we received proceeds of $15 million in connection with the financing of equipment for the performance of services under our agreement with HP.
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
During the fourth quarter of fiscal 2012, the Company changed its indefinite reinvestment of undistributed foreign earnings assertion with respect to its non-U.S. subsidiaries. This change in assertion reflects the Company's intention and ability to maintain flexibility with respect to sourcing of funds from non-U.S. locations. As of June 30, 2015, balances of cash and cash equivalents held outside the U.S. that are in excess of in-country needs and which could not be distributed to the U.S. without restriction were not material.
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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $328 million as of June 30, 2015 and future cash provided by operating activities will be sufficient to meet our future cash requirements described above for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Debt Ratings
As of June 30, 2015, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s. On April 17, 2015, Standard & Poor’s revised its outlook to stable from negative and affirmed its B- corporate credit rating for our Company. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on November 26, 2014 and determined that there were no significant changes to our critical accounting policies in the nine months ended June 30, 2015 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements - New Accounting Guidance Recently Adopted” to our unaudited interim Consolidated Financial Statements.
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced communications products and services, including unified communications, data networking products and contact center products;

•	the market for our products and services, including unified communications products;

•	our ability to remain competitive in the markets we serve;

•	economic conditions and the willingness of enterprises to make capital investments;

•	our reliance on our indirect sales channel;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	the ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to manage our supply chain and logistics functions;

•	liquidity and our access to capital markets;

•	risks relating to the transaction of business internationally;

•	our ability to effectively integrate acquired businesses;

•	an adverse result in any significant litigation, including antitrust, intellectual property and commercial disputes or employment litigation;

•	our ability to maintain adequate security over our information systems;

•	foreign currency exchange rate fluctuations;

•	environmental, health and safety laws, regulations, costs and other liabilities, and climate change risks; and

•	pension and post-retirement healthcare and life insurance liabilities.
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

The unaudited reconciliation of loss from continuing operations, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended June 30,		Nine months ended June 30,
In millions	2015	2014	2015	2014
Loss from continuing operations	$(49)	$(64)	$(68)	$(244)
Interest expense	113	112	335	347
Interest income	—	—	(1)	(1)
Provision for (benefit from) for income taxes	3	(8)	—	19
Depreciation and amortization	93	99	279	336
EBITDA	160	139	545	457
Restructuring charges, net	7	45	32	94
Sponsors’ fees (a)	1	2	5	6
Acquisition-related costs	1	—	1	—
Integration-related costs (b)	—	1	1	5
Divestiture-related costs (c)	—	2	—	2
Loss on extinguishment of debt (d)	6	1	6	5
Third-party fees expensed in connection with the debt modification (e)	8	—	8	2
Non-cash share-based compensation	4	6	15	20
Gain on sale of investments and long-lived assets, net	(1)	—	(1)	—
Change in certain tax indemnifications	—	8	(9)	5
Venezuela hyperinflationary and devaluation charges	—	—	—	2
Resolution of certain legal matters (f)	—	8	—	8
Loss (gain) on foreign currency transactions	3	(1)	(2)	(1)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (g)	18	12	52	38
Other	—	—	1	2
Adjusted EBITDA	$207	$223	$654	$645

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors and their designees pursuant to a management services agreement entered into at the time of the Merger.

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

(d)
Loss on extinguishment of debt represents the loss recognized in connection with certain debt refinancing transactions entered into during fiscal 2015 and 2014. The loss is based on the difference between the reacquisition price and the carrying value (including unamortized debt issue costs) of the debt. See Note 8, "Financing Arrangements," to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

(e)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with certain debt refinancing transactions entered into during fiscal 2015 and 2014. See Note 8, "Financing Arrangements," to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on November 26, 2014. As of June 30, 2015, there have been no material changes in this information.

Item 4.	Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, our management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer have concluded (1) that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and (2) that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes during the quarterly period ended June 30, 2015 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

During and subsequent to the quarter ended June 30, 2015, no events took place that were required to be disclosed in a report on Form 8-K but were not reported.

Item 6.	Exhibits.

Exhibit Number
10.1
Amendment No. 9 to Credit Agreement, dated as of May 29, 2015, among Avaya Inc., Citibank, N.A., as Administrative Agent, the Extending Term B-7 Lenders, the Refinancing Term B-7 Lenders and the Required Lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2015)

10.2
Amendment No. 4 to Credit Agreement, dated as of June 4, 2015, among Avaya Inc., the subsidiary borrowers party thereto, Citicorp USA, Inc., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015)

10.3
Credit Agreement, dated as of June 4, 2015, among Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH and Avaya GmbH & Co., KG, Citibank, N.A., as administrative agent and letter of credit issuer, Citibank, N.A., Canadian Branch, as Canadian swing line lender, Citibank, N.A., London branch, as European swing line lender, the other lenders party thereto, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., as documentation agent, and Citigroup Global Markets, Inc., Bank of America, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015)

10.4	U.S. Pledge and Security Agreement, dated as of June 4, 2015, among Avaya International Sales Limited, as Irish Borrower, and Citibank, N.A., as administrative agent
10.5	U.S. Guaranty (Foreign ABL), dated as of June 4, 2015, among Avaya Inc., the subsidiary guarantors from time to time party thereto, and Citibank, N.A., as administrative agent
10.6	Canadian Pledge and Security Agreement, dated as of June 4, 2015, among Avaya Canada Corp., as Canadian Borrower, and Citibank, N.A., as administrative agent
10.7	Canadian Guarantee (Foreign ABL), dated as of June 4, 2015, among Avaya Canada Corp., as Canadian Borrower, and Citibank, N.A., as administrative agent
10.8	Deed of Hypothec, dated as of June 2, 2015, between Avaya Canada Corp., as grantor, and Citibank, N.A., as the representative
10.9	Deposit Account Control Agreement, dated as of June 4, 2015, among Avaya Canada Corp., as lien grantor, Citibank, N.A., as the secured party, and Citibank, N.A., Canadian branch as depositary bank
10.10	Undisclosed Pledge of Receivables, dated as of June 4, 2015, between Avaya International Sales Limited, as pledgor, and Citibank, N.A., in its capacity of administrative agent and as pledgee
10.11
(Notarized) Share Pledges over all shares of Avaya Deutschland GmbH, dated as of June 4, 2015, among Avaya GmbH & Co. KG as pledgor, Avaya Deutschland GmbH as company and Citibank, N.A., as administrative agent

10.12
Interest Pledges over the general and all limited partnership interests in Avaya GmbH & Co. KG, dated as of June 4, 2015, among Avaya Verwaltungs GmbH, Avaya Germany GmbH and Tenovis Telecom Frankfurt GmbH & Co. KG, as pledgors, Avaya GmbH & Co. KG, as partnership, and Citibank, N.A., as administrative agent

10.13
German Guarantee and Indemnity Agreement, dated as of June 4, 2015, among Avaya GmbH & Co. KG, Avaya Deutschland GmbH, Avaya Verwaltungs GmbH, Avaya Germany GmbH and Tenovis Telecom Frankfurt GmbH & Co. KG, as guarantors, and Citibank, N.A., as administrative agent

10.14	Account Pledge Agreement, dated as of June 4, 2015, among Avaya Deutschland GmbH and Avaya GmbH & Co. KG, as pledgors, and Citibank, N.A., as administrative agent
10.15	Global Assignment Agreement, dated as of June 4, 2015, among Avaya Deutschland GmbH and Avaya GmbH & Co. KG, as assignors, and Citibank, N.A., as administrative agent
10.16
Security Transfer Agreement, dated as of June 4, 2015, among Avaya Deutschland GmbH, Avaya GmbH & Co. KG and Avaya International Sales Limited, as transferors, and Citibank, N.A., as administrative agent

10.17	Irish Security Deed, dated June 4, 2015, among the companies specified in Schedule 1 thereto, as the original chargors, and Citibank, N.A., as administrative agent
10.18	Irish Security Trust Deed, dated June 4, 2015, among Citibank, N.A., as administrative agent, and the companies specified in Schedule 1 thereto, as the original chargors
10.19	Security Agreement, dated as of June 4, 2015, between Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, as chargors, and Citibank, N.A., as administrative agent
10.20	Share Charge, dated as of June 4, 2015, between Avaya UK Holdings Limited, as chargor, and Citibank, N.A., as administrative agent
10.21	Security Trust Deed, dated as of June 4, 2015, between Citibank, N.A., as administrative agent, and the companies listed in Schedule 1 thereto, as the original chargors

Exhibit Number
31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of David Vellequette pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David Vellequette pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2015 and September 30, 2014, (ii) Consolidated Statement of Operations for the three and nine months ended June 30, 2015 and 2014, (iii) the Consolidated Statement of Comprehensive Income for the three and nine months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

AVAYA INC.

By:	/s/ L. DAVID DELL'Osso
L. David Dell'Osso Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)

August 5, 2015