Form 10-K
period 2015-09-30
AVAYA INC
filed 2015-11-23
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2015
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
Registrant’s telephone number, including area code: (908) 953-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐
* See explanatory note in Part II, Item 9B
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
* See explanatory note in Part II, Item 9B
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 23, 2015, 100 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

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

i

PART I

Item 1.	Business
Our Company
Avaya is a leading provider of contact center, unified communications and networking products and services designed to help enterprise and midmarket businesses increase workforce productivity, customer engagement and customer lifetime value, with the ultimate objective of higher revenue and profitability for our customers. Through September 30, 2015, we had over 300,000 customers, including 83% of the Fortune 500, with installations in over half a million customer locations worldwide.
Our products and services portfolio spans software, hardware, professional and support services, and cloud services. These fall under three reporting segments:

•
Global Communications Solutions ("GCS") encompass all of our real-time collaboration, contact center and unified communications software and hardware. Unified communications integrates real-time communication services including telephony, e-mail, instant messaging and video. Examples in GCS include audio conferencing systems; mobile video software, software that runs contact center operations such as multimedia contact routing; software that enables mobile access to the company network for employees; and hardware such as phones, gateways, and servers. We enable these unified communication and real-time collaboration tools to also be embedded inside the applications businesses use everyday to keep employees and customers connected, productive and effective. This reporting segment also includes a development platform, which allows our customers and third parties to adapt our technology by creating custom applications, automated workflows, and engagement environments for their unique needs and allows them to integrate Avaya’s capabilities into their existing infrastructure. GCS also includes cloud-supporting software and hardware products, which make it possible to use our contact center and unified communications products via the Cloud.

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

•
Avaya Global Services ("AGS") includes professional and support services designed to help our customers maximize the benefits of using our products and technology. Our services include support for implementation, deployment, monitoring, troubleshooting, optimization, and more. This reporting segment also includes our Cloud and managed services, which enable customers to take advantage of our technology in a private, hybrid, or public cloud environment. The majority of our revenue in this reporting segment is recurring in nature, based on multi-year services contracts.

As enterprise and midmarket businesses increasingly seek to improve customer experience through the quality and efficiency of contact center and unified communications, they are confronted with several industry trends presenting emerging and varied challenges. We believe the most forceful among these trends are:

•	the increasing mobility of the workforce;

•
shifting priorities of C-level business decision makers, including an increased preference for software-defined networking ("SDN", or "network virtualization"), cloud delivery of applications, management of multiple and varied devices, all of which must be handled with the security the business demands;

•	increasing demand for IT purchases under operating expense models over capital expense models; and
•the rise of omni-channel customer service involving multiple modes of communications.
We aim to be the leader in our industry in addressing the customer needs and priorities resulting from recent trends and emerging challenges. We have invested in open, mobile enterprise communication and collaboration platforms and are well poised to serve a broad range of needs, from servicing old phone systems to deploying leading edge contact center technology via the cloud. While we remain committed to our legacy capabilities and the customers who rely on them, in the past several years we have also responded to the emerging landscape by evolving our market and product approach in three important ways.

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

◦
Customer Engagement Solutions: which are primarily comprised of our contact center products and services (such as software for intelligent call routing and reporting) and supported by our networking technology and development environment. These solutions are designed to help our customers improve customer experience and maximize customer lifetime value, while expanding communications channels to include chat, mobile applications, analytics, video, and more. These solutions can be implemented quickly helping customers dramatically reduce time-to-value on their investment.

◦
Team Engagement Solutions: which are primarily comprised of our real-time collaboration and unified communications products and services (such as audio conferencing systems, mobile video software, phones, and software that governs employee network access) and supported by our networking technology and development environment. These solutions are designed to help our customers build more efficient, more responsive businesses, improving workforce productivity and mobility, while allowing employees to securely use increasing number and variety of devices and communications channels to collaborate.

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
With our products and services, packaged as solutions, we can address the needs of a diverse range of customers, including large multinational enterprises, small and medium-sized businesses, and government organizations. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, healthcare, education and government. We employ a flexible go-to-market strategy with direct or indirect presence in over 100 countries. As of September 30, 2015, we had approximately 9,300 channel partners and for fiscal 2015, our product revenue from indirect sales through our channel partners represented approximately 75% of our total product revenue.
For fiscal 2015 and 2014, we generated revenue of $4,081 million and $4,371 million, respectively. For fiscal 2015 and 2014, our total revenue was evenly split between product revenue and services revenue. Revenue generated in the United States for fiscal 2015 and 2014 represented 54% and 52% of our total revenue, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations: Revenue” for financial information about geographic areas. For fiscal 2015 and 2014 we had operating income from continuing operations of $371 million and $197 million, respectively. For fiscal 2015 and 2014, we had Adjusted EBITDA of $900 million and $898 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations: EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of loss from continuing operations to Adjusted EBITDA.
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
Customer Engagement Solutions
Our Customer Engagement Solutions are designed to facilitate long-lasting and successful relationships between companies and their customers. Today’s customer relationships are ongoing conversations that unfold across time and channels. Phone, video, email, chat, social - it is all one integrated omni-channel now. Done right, seamless execution pays off in increased customer lifetime value, revenue, and profitability for our customers - even as they evolve to integrate more communications channels and mobile devices into their customer service strategies. These solutions are predominately made up of our contact center products and services, and supported by our networking technology and development environment. Some of the benefits of Avaya Customer Engagement Solutions include:

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

•
Revenue growth: Our solutions are designed to help our customers increase revenue through stronger and longer lasting customer relationships. We believe our solutions address this challenge by reducing complexity within the contact center and facilitating better sell-through, sell-in and sell-up performance. For example, we might deploy our Avaya Aura Experience Portal with software for proactive consumer outreach, to help a customer increase the efficiency and effectiveness of increasing repeat purchases and order sizes, while allowing the customer’s end-consumer to use his or her preferred communications channel for the interaction.

Team Engagement Solutions
Avaya Team Engagement Solutions are designed to offer businesses the simplicity of a single solution to address workforce communication and collaboration needs, including via mobile devices. These solutions are made up predominately of our real-time collaboration and unified communications products and services, and supported by our networking technology and development environment. Some of the benefits of Avaya Team Engagement Solutions include:

•
Communications modernization: Avaya helps modernize communications ecosystems by centralizing, consolidating and virtualizing underlying technology infrastructures and making applications available via the cloud. This model is designed to account for mobile device usage, reduce total cost of ownership for the entire collaboration environment and allow firms to transition from a capital expenditure to operating expenditure model. For example, an Avaya private cloud solution can be implemented to integrate virtualized voice, email, video, messaging, chat and conferencing capabilities. This enables cloud access to communications tools for desk-based and remote workers and improves security, delivering total cost of ownership ("TCO") efficiencies and rapid payback.

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

•
Communications Enabled Business Processes: Embedding communications into the business applications customers use every day makes it easier for employees to find and distribute information, prioritize work, and communicate both needs and decisions. With the Avaya Engagement Development Platform, customers can integrate unified communications technology and contact center capabilities, including voice, video, text, and email into social, mobile, and cloud applications that make their business run. This application development platform makes it easy - with no detailed or specialized knowledge of communications protocols required.
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

•
Network Agility: Like simplicity in your home grid that lets you move a home appliance from one power outlet to another there can be simplicity everywhere in your network. Avaya’s SDN Fx Architecture for Software Defined Networking helps customers design a simpler more agile network. Applications, devices and even users can see the network as one big connection point that is capable of reconfiguring itself when changes are detected, handling once-manual functions automatically. For IT, this means less worry about connections and configurations and more focus on strategic applications.

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

•
Manage the reliable and secure integration of an increasing number and variety of devices and endpoints: Today, business users not only use desk-based devices, but also smartphones and tablets. Gartner reports from September 2015 forecasted that these devices are growing at a CAGR of 4% for smartphones and 9% for tablets through 20191-2. To communicate seamlessly and securely across devices, applications and endpoints must be managed as part of an integrated communications infrastructure.

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

1 Gartner Forecast: PCs, Ultramobiles and Mobile Phones, Worldwide, 2012-2019, 3Q15 Update, Ranjit Atwal, et al, September 2015.
2 Gartner Forecast: Mobile Phones, Worldwide, 2012-2019, 3Q15 Update, Annette Zimmermann, et al, September 2015.

•
Shift to software-defined networking (SDN) and cloud-based applications: Companies today seek technology that helps them lower TCO, increase deployment speed and application agility, centralize network control, and embed network functions such as fine-grained security. They also seek to shift away from a complex, proprietary capital-intensive model to one that is more open and efficient.

Communications Enabled Business Applications
Teams need to work together from any location, using their favorite business applications, and are increasingly accessing these applications via the cloud. Moving in and out of applications to perform communications functions saps worker productivity. Avaya helps employees get access to real-time information, fast and easy, by integrating communications functionality directly into business applications.
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
Our Large and Growing Addressable Market Opportunity
We believe that the total available market for customer and team engagement solutions includes spending on unified communications, contact center applications and networking infrastructure equipment, as well as spending on one-time and recurring professional, managed/cloud, and support services to implement, maintain and manage these tools. We believe that in 2016, while the market for large enterprise unified communications is declining, the portion of the other markets that Avaya serves will grow and continue to represent a large opportunity for Avaya. Additionally, we see opportunity for Avaya in the convergence between the unified communications and contact center market. The markets Avaya serves includes large enterprises having 2,000 or more employees, as well as midmarket-sized enterprises having less than 2,000 employees.
These markets are impacted positively by the need for enterprises to increase productivity and upgrade their unified communications strategy to a more integrated approach, accounting for mobility, varied devices, and multiple communications channels. In response to this need, industry analysts expect that from 2014 through 2017 aggregate total spending on unified communications, contact center, data networking and support, managed/cloud and professional services will grow.
Furthermore, the midmarket, which we define as companies with fewer than 2,000 employees, is a growing opportunity for Avaya’s products and services. We believe our communications market opportunity for the portion of the midmarket segment which Avaya serves is growing, but we also believe it is underserved and willing to invest in IT enhancements. Avaya has a set of offerings that are specifically designed to address the needs of midmarket businesses, built around our Avaya IP Office, software and hardware designed to simplify processes and streamline information exchange within companies. It lets midmarket companies deliver a collaboration experience that integrates voice, video, and mobile device communications, at price points affordable to midmarket businesses.
Our Competitive Strengths
We believe the following competitive strengths position us well to capitalize on the opportunities created by the market trends affecting our industry.
Open standards technology that supports multi-vendor, multi-platform environments
Our open standards-based technology is designed to accommodate customers with multi-vendor environments seeking to leverage existing investments. Providing enterprises with strong integration capabilities allows them to take advantage of new collaboration and contact center technology as it is introduced. It does not limit customers to a single vendor or add to the backlog of integration work. We also continue to invest in our developer ecosystem, Avaya DevConnect, which has grown to include over 25,000 members as of September 30, 2015. We believe Avaya DevConnect, together with our Agile Communication Environment ("ACE") toolkits, application programming interfaces ("APIs") and integration environments allow businesses to derive unique value from our architecture.

A leading position across our key end markets
We are a leader in business collaboration and communications, with leading market share in worldwide telephony systems5, contact center infrastructure6, voice maintenance services7 and enterprise messaging,8 and a position in the Leader’s quadrant in each of Gartner’s Magic Quadrants for Corporate Telephony, Unified Communications and Contact Center Infrastructure.9 Additionally, we believe we are a leading provider of Cloud and managed services, which in fiscal 2015 grew revenues 3 percent over fiscal 2014 and has continued to be one of the fastest growing areas of our business. We also believe that our market leadership and our incumbent position within our customer base better enables us to cross-sell to existing customers and win new customers.
Leading service capabilities tied to a large recurring revenue stream
Avaya Global Services ("AGS") is a leading provider of recurring support services relating to business collaboration and communications products. Our worldwide services-delivery infrastructure and capabilities help customers address critical business collaboration and communications needs from initial planning and design through implementation, maintenance and day-to-day operation, monitoring and troubleshooting.  We believe AGS is uniquely positioned as a result of close collaboration between our R&D and service planning teams in advance of new products being released.  Customers can use “Ava”, our virtual agent, to get immediate answers online. They can also connect with one of our experts via web chat, web talk, or web video.  Avaya Global Services can also directly access our research and development teams when necessary to quickly resolve customer issues. These capabilities allow Avaya to provide quality service for Avaya products.
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
Our service delivery is most often provided to customers through recurring contracts.  In fiscal 2015, we generated 50% of our revenues from services with over 80% of service revenues from recurring contracts.  Recurring contracts for support services typically have terms that range from one to five years, and contracts for Cloud and managed services typically have terms that range from one to seven years. In fiscal 2015, the U.S. accounted for approximately 66% of our support revenue, with contract renewal rates of more than 80%.  We believe our services relationships have provided us with a large recurring revenue base and significant visibility into our customers’ future collaboration needs.
Lower total cost of ownership (TCO)
Many vendors try to address customer demands by layering on more architectures and protocols. In the process, they frequently sacrifice simplicity, flexibility and total cost of ownership. In contrast, our products and services are specifically designed to address these needs - typically with less hardware - without sacrificing performance. We believe our product performance, deployment methods, and networking technology contribute to a lower total cost of ownership for customer and team engagement solutions.

5 Dell’Oro Group, Enterprise Telephony Report, 4Q14, February, 2015.
6 Gartner Inc. Market Share, Contact Center: Worldwide, 2014, Drew Kraus, March, 2015. Gartner ranks Avaya #1 in Contact Center Agent End-User Revenue by Manufacturer, Worldwide in 2014.
7 IntelliCom Analytics, Services Market Dashboard, Q4 2014 Global Lifecycle Services Market Workbook, May, 2015.
8 T3i Group, InfoTrack for Converged Applications, Messaging Systems Shipments, Revenue & Market Share Details, Full Year 2014, June 2015
9 Gartner Magic Quadrants-Gartner Magic Quadrant for Corporate Telephony, Sorell Slaymaker, Steve Blood, October, 2015.
- Gartner Magic Quadrant for Unified Communications, Bern Elliot, Steve Blood, August 2015.
- Gartner Magic Quadrant for Contact Center Infrastructure, Drew Kraus, et al, May 2015.
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

Large, diverse and global customer installed base
Our products and services address the needs of a diverse range of customers from large multinational enterprises to small and medium-sized businesses in various industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government. Through September 30, 2015, we had over 300,000 customers, including 83% of the Fortune 500 with installations in over half a million customer locations worldwide. We believe our large and diverse customer base provides us with recurring revenue and the opportunity to further expand within our customer base.
Our Growth Strategy
We believe we are well-positioned worldwide and have a multi-faceted strategy to be a leading provider in delivering engagement and networking solutions.
Expand our cloud offerings and capabilities
In our experience, technology and business leaders are increasingly turning to cloud-based technologies and business models that allow enterprises to cut costs, increase productivity, simplify IT environments, and shift when possible to usage-based operating expense models.
Avaya’s technologies that make up our Customer Engagement, Team Engagement, and Networking solutions are designed to be available both on-premise and as a cloud-based service to meet these demands.
Increase mobility offerings to customers
As global workforces change and demand mobile engagement solutions, we intend to meet these demands. For example, the Avaya Aura Platform and IP Office Platform are designed to support mobility, providing dynamic access to applications and services based on need, not location.
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
During fiscal 2015 we have enhanced our product line with more than 100 new product releases. We also expect to continue to make investments in product innovation and research and development across the portfolio to create enhancements and breakthroughs. We believe this will encourage customers to upgrade their products more frequently. We also plan to continue to embrace the cloud computing and mobility opportunities, and to seek new ways to leverage the Virtual Desktop Integration ("VDI") trend to securely deliver business collaboration to users.
Increase our midmarket offerings, capabilities, and market share
We believe our communications market opportunity for the portion of the midmarket segment which Avaya serves is growing. We define the midmarket as firms with fewer than 2,000 employees. Not only do we believe this segment is growing, but we believe midmarket businesses are underserved and willing to invest in IT enhancements. With the most recent version of our IP Office product, version 9.1, we continued to enhance our first complete offering specifically tailored to the needs of midmarket businesses. We believe this offering increases the value we can provide to midmarket businesses and creates an opportunity for market share gain. We intend to continue to invest in our midmarket offerings and go-to-market resources to increase market share and meet the growing demands of this segment.
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
Invest in sales and distribution capabilities
Our flexible go-to-market strategy, which consists of both a direct sales force and approximately 9,300 channel partners (as of September 30, 2015), allows us to reach customers across industries and around the globe while allowing them to interact with Avaya in a way that fits their organization. We intend to continue investing in our channel partners and sales force to optimize their market focus, enter new geographies and provide our channel partners with training, marketing programs, and technical support through our Avaya Connect program. We also leverage our sales and distribution channels to accelerate customer adoption and generate an increasing percentage of our revenue from our new high-value software products, data networking, video collaboration, midmarket offerings, and user experience-centric applications.
Expand margins and profitability
We have maintained our focus on profitability levels and implemented a number of cost savings initiatives.  These initiatives, along with decreases in the amortization of acquired technology intangible assets, have contributed to improvements in our gross margin. Our gross margin has improved from 43.5% in fiscal 2010 to 59.5% in fiscal 2015. This improvement in gross margin along with other cost savings is also reflected in Adjusted EBITDA, a key metric management uses to evaluate the Company’s performance. Adjusted EBITDA as a percentage of revenues improved from 15.6% in fiscal 2010 to 22.1% in fiscal 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations: EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of loss from continuing operations to Adjusted EBITDA.
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
The products and services that make up these solutions are organized in three reporting segments:

•
Global Communications Solutions (GCS) encompass all of our real-time collaboration, contact center and unified communications software and hardware. Examples include audio conferencing systems; mobile video software, software that runs contact center operations such as multimedia contact routing; software that enables mobile access to the company network for employees; and hardware like phones, gateways, and servers. We enable these unified communication and real-time collaboration tools to also be embedded inside the applications businesses use everyday to keep employees and customers connected, productive and effective. This reporting segment also includes a development platform, which allows our customers and third parties to adapt our technology by creating custom applications, automated workflows, and engagement environments for their unique needs and allows them to integrate Avaya’s capabilities into their existing infrastructure. GCS also includes cloud-supporting software and hardware products, which make it possible to use our contact center and unified communications products via the cloud.

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

The complementary Avaya Video Conferencing infrastructure includes Avaya Scopia Elite Multipoint Conferencing Units ("MCUs") reliable and highly scalable multi-party video conferencing platforms for enterprise and service provider environments. They offer advanced and easy-to-use multi-party infrastructure for video conferencing and are at the core of a high definition deployment. In addition, gateways for Microsoft Lync and Session Initiation Protocol (“SIP”) provide connectivity and interoperability with unified communications products to standards-based video conferencing systems and infrastructure.
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
Team Engagement
Avaya Communicator for Web
Avaya Communicator for Web is a browser extension that embeds access to Avaya communications and collaboration tools, including voice and video calling, phone control, Instant Messaging (IM) and presence, into web environments, including standard browsers like Microsoft Internet Explorer or Google Chrome and web applications like Salesforce.com, Google Docs, or Microsoft Office 365.

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
Customer Engagement Team Engagement
The Avaya Engagement Development Platform
The Avaya Engagement Development Platform is a software platform that simplifies embedding robust communications and collaboration capabilities into business applications, such as CRM or Enterprise Resources Planning ("ERP"). This platform allows customers, third parties, and Avaya to create customized engagement applications and environments to meet unique needs. Customers and third parties can integrate business applications with unified communications technology and contact center capabilities including voice, short message service or SMS, and email.

In addition to existing snap-ins (such as Context Store and Work Assignment) the following are new for 2015:
- Engagement Assistant - simplifies calling into conferences
- Call Park and Page - allows connection of a call to another resource
- Co-browsing - enables agents to provide superior online assistance
- Presence Services - enables real time status information for all applications
Customer Engagement Team Engagement
Avaya IP Office
Avaya IP Office is a unified communications set of hardware and software products designed specifically for midmarket-sized customers. Avaya IP Office can be deployed on-premise or in the cloud. It was designed to simplify processes and streamline information exchange within companies. Communications capabilities can be added as needed. The latest version of Avaya IP Office (9.1) gives midmarket customers features and functions that large enterprises use, but at a scale that is efficient and affordable for them. Avaya IP Office delivers a seamless collaboration experience across voice, video, and mobility for up to 3,000 users.
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
Customer Engagement
Avaya Aura Call Center Elite
With intelligent routing and resource selection features, Avaya Aura Call Center Elite allows a business to determine if its customers should be served by the least busy agent, the first available agent, or the agent with skills that best match the customer’s needs. Calls can be routed across a pool of agents regardless of physical location. With the Elite Multichannel solution multichannel content can be routed across the same pool of agents.
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
Customer Engagement
KnoahSoft Harmony
New for 2015. A result of one of our recent acquisitions, KnoahSoft Harmony gives contact centers enterprise-level interaction recording, quality, performance and workforce management, and analytics functionality with the lowest total cost of ownership. Harmony is a secure web-based platform that is seamlessly integrated with Avaya Aura Contact Center and Avaya Contact Center Select from end-to-end to provide the ultimate in flexibility, scalability and ease of use.
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
Avaya Networking
In support of our engagement communications strategy, our networking product portfolio is designed to address and deliver on three key requirements: 1) eliminate network complexity through fabric virtualization which decouples the network infrastructure services from the physical platforms on which they operate and replaces complex protocols with a single, integrated technology; 2) reduce time to service (i.e. application deployment); and 3) ensure the security of the environment.

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

Avaya Client Services (ACS)
ACS is a market-leading organization offering support, management and optimization of enterprise communications networks to help customers mitigate risk, reduce TCO and optimize product performance. ACS is supported by patented design and management tools, and by network operations and technical support centers around the world. The contracts for these services range from one to multiple- years, with three year terms being the most common. Custom or complex services contracts are typically five years in length. The portfolio of ACS services includes:

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

Avaya can manage existing infrastructure of any age and from any communications vendor, and many customers leverage this model as a way to manage complex existing environments while they upgrade their entire communication network to the latest technology. This provides customers with the option of a recurring operational expense, rather than a one-time capital expenditure, for upgrading to the latest technology. In these types of deals, the underlying solutions and infrastructure are owned by the equipment vendor, or managed services/Cloud provider, and are often included in the Cloud and managed services pricing/revenue.
In addition, Cloud and managed services can take the form of one of three Cloud models offered by Avaya:

◦	Avaya Partner Cloud Service, a model that supports public and private products offered by service providers and system integrators;

◦	Avaya Branded Cloud Service, an Avaya-hosted multi-customer public cloud option; and

◦	Private Cloud, a private cloud model for individual customers.
We sometimes refer to the foregoing products and services as “flagship,” “legacy,” and “core” as follows:

•
Flagship includes products and services which reflect the expertise and innovation in some of the newest enhancements to our product portfolio. We believe these products and services offer the highest potential to contribute to revenue growth. The Flagship category includes Video, Avaya Aura®, IP Office, contact center, Wireless LAN, SBC, ethernet/fabric switching, Avaya professional services, and Avaya Cloud and managed services.

•
Core includes products and services which are foundational components of our technology solutions. The Core category includes certain phone models, gateways, servers, core contact center, and other Cloud and managed and maintenance support services.

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
To adapt to our customers’ needs in light of the trends described in “Trends Shaping Our Industry” section above, we have shifted our design philosophy over the last few years, anticipating increased demand for our unified communications and contact center products to be available via cloud delivery. While our products have traditionally been deployed on a customer’s premise, many can now also be deployed in public, private and hybrid cloud models. Further, through comprehensive monitoring technologies, these products and services can also be deployed as Cloud and managed services.
Multimedia Session Management
At the core of our architecture, SIP based Avaya Aura Session Manager centralizes communications control and application integration. Applications are decoupled from the network and can be deployed to individual users based on their need, rather than by where they work or the capabilities of the system to which they are connected. This allows for extreme scalability, with the Avaya Aura Session Manager currently capable of handling up to 350,000 devices per system.
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
Advanced Routing and Switching Protocols
Avaya offers routing switches and wireless products that embed advanced protocols such as “shortest path bridging (SPB)” at the forefront of the networking industry. SPB simplifies networking by provisioning services at the edge rather than on every node; as a consequence, administration is simpler and recovery from incidents can be up to 2,500 times faster than in conventional data networks. As an example, we believe this type of infrastructure is able to support applications such as multicasting large numbers of video streams or network isolation, delivering lower cost and better performance. Our continued investment in this domain contributes to our differentiation in the networking space.
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

•
High Quality/Low Bandwidth Video: Avaya’s Video products and services are able to deliver high quality video while minimizing bandwidth consumption and responding to adverse network conditions such as congestion or packet loss. We use H.264 High Profile for bandwidth efficiency and cascading media to optimize bandwidth between sites and H.264 Scalable Video Coding ("SVC").

•	Virtualization is used in our Avaya Aura portfolio to decrease the supporting hardware cost and also to enable operations resilience and facilitate scalability.

•
WebRTC is a newly evolving technology that Avaya is leveraging to develop a new generationg of Unified Communications. WebRTC allows for communication clients to be supported directly from HTML 5 browsers. Voice and video are embedded in web applications, allowing access to these media to be much more ubiquitous.

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

As of September 30, 2015, there were approximately 9,300 channel partners that serve our customers worldwide through Avaya Connect, our business partner program. Through the use of certifications, the program positions partners to sell, implement and maintain our communications systems, applications and services. Avaya Connect offers clearly defined partner categories with financial, technical, sales and marketing benefits that grow in parallel with levels of certification. We support partners in the program by providing a portfolio of industry-leading products in addition to sales, marketing and technical support. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewal for successive one year terms. They may generally be terminated by either party for convenience upon 30 days prior notice, and our standard program agreements for distributors may generally be terminated by either party for convenience upon 90 days prior notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. Our partner agreements generally provide for responsibilities, conduct, order and delivery, pricing and payment, and include customary indemnification, warranty and other similar provisions. No single channel partner represented more than 10% of our revenue for fiscal 2015, 2014, 2013 or 2012.
Development Partnerships
The Avaya DevConnect program is designed to promote the development, compliance-testing and co-marketing of innovative third-party products that are compatible with Avaya’s standards-based products. Member organizations have expertise in a broad range of technologies, including IP telephony, contact center and unified communications applications.
As of September 30, 2015, more than 25,000 companies have registered with the program, including more than 420 companies operating as Technology Partners that are eligible to submit their products or services for compatibility testing by the Avaya Solution Interoperability and Test Lab. Avaya Test Lab engineers work in concert with each submitting member company to develop comprehensive test plans for each application to validate the product integrations.

Customers, Sales, and Distribution
Customers
We have a diverse customer base, ranging in size from small businesses employing a few employees to large government agencies and multinational companies with over 100,000 employees. Through September 30, 2015, we had over 300,000 customers, including 83% of the Fortune 500 with installations in over half a million customer locations worldwide. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, health care, education and government. They represent leading companies from the Forbes Global 2000 including at least 7 of the world’s top 10 from industries such as airlines, auto & tuck manufacturers, hotels & motels, major banks, and investment services firms. We employ a flexible go-to-market strategy with direct or indirect presence in over 100 countries. As of September 30, 2015, we had approximately 9,300 channel partners and for fiscal 2015, our product revenue from indirect sales represented approximately 75% of our total product revenue.
Sales and Distribution
Our global go-to-market strategy is designed to focus and strengthen our reach and impact on large multinational enterprises, midmarket and more regional enterprises and small businesses. Our go-to-market strategy is to serve our customers the way they prefer to work with us, either directly with Avaya or through our indirect sales channel, which includes our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our sales organizations are equipped with a broad product and software portfolio, complemented with services offerings including product support, integration and professional and Cloud and managed services.
The Avaya sales organization is globally deployed with direct or indirect (e.g., channel partner) presence in over 100 countries. We continue to focus on efficient deployment of Avaya sales resources, both directly and indirectly, for maximum market penetration and global growth. Our investment in our sales organization includes training curricula to support the evolution of our sales strategy. The program includes sales process, skills and solutions curricula for all roles within our sales organization.
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
We invested $338 million, $379 million and $445 million in fiscal 2015, 2014 and 2013, respectively, on research and development. Customer-sponsored research and development activities that we have conducted have not been material.
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

For the sale of unified communications products and services specifically, in the enterprise segment we compete with companies such as Cisco Systems, Inc. ("Cisco"), Microsoft Corporation, NEC Corporation, Unify GmbH & Co. Kg ("Unify"), Alcatel-Lucent, and Huawei Technologies Co., Ltd ("Huawei"). In the midmarket we compete with companies such as ShoreTel, Inc., and Mitel Networks Corp. ("Mitel"). In cloud products and services we compete with companies such as Cisco, Broadsoft Inc., Microsoft Corporation, 8x8, Inc., RingCentral Inc., and ShoreTel, Inc. Our video products and services compete with companies such as Cisco, Polycom Inc., and LifeSize (now a division of Logitech International S.A.).
Our contact center products and services compete with companies such as Genesys Telecommunications Laboratories, Inc. ("Genesys"), Cisco, Huawei, and Mitel in the enterprise segment. In the midmarket, as well as cloud products and services, we compete with companies such as Cisco, Genesys and Interactive Intelligence, Inc.
Our networking products and services compete with companies such as Cisco, Hewlett-Packard Enterprise Company ("HP", formerly Hewlett-Packard Company), Huawei, Dell, Inc., and Juniper Networks, Inc., in each case primarily with respect to Level 2/Level 3 Ethernet switching.
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
Patents, Trademarks and Other Intellectual Property
We own a significant number of patents important to our business and we expect to continue to file new applications to protect our research and development investments in new products and services across all areas of the business. As of September 30, 2015, we had approximately 5,400 patents and pending patent applications, including foreign counterpart patents and foreign applications. Our patents and pending patent applications cover a wide range of products and services involving a variety of technologies, including, but not limited to, unified communications (including video, social media, telephony and messaging), contact centers, wireless communications and networking. The durations of our patents are determined by the laws of the country of issuance. For the U.S., patents may be 17 years from the date of issuance of the patent or 20 years from the date of its filing, depending upon when the patent application was filed. In addition, we hold numerous trademarks, both in the U.S. and in other countries. We also have licenses to intellectual property for the manufacture, use and sale of our products.
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
Backlog
Due to our diverse products and services portfolio, including the large volume of products delivered from finished goods or channel partner inventories we believe that backlog information is not material to an understanding of our overall business.
Employees
As of September 30, 2015, we employed 11,701 employees, of which 11,610 were full-time employees (11,002 were non-represented employees and 608 were represented employees covered by collective bargaining agreements) and 91 were part-time non-represented employees. Of the 608 full-time employees covered by collective bargaining agreements as of September 30, 2015, 553 were in the United States, 41 were located in Latin America region and 14 were located in Canada.
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

.

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
The significant terms of our financing agreements can be found in Note 10, "Financing Arrangements," to our audited Consolidated Financial Statements. As of September 30, 2015, our total indebtedness was $6,042 million (excluding capital lease obligations). As of September 30, 2015, the Company had $3,284 million, $2,683 million, $55 million and $20 million of outstanding borrowings under Avaya Inc.'s senior secured credit facility ("Senior Secured Credit Agreement"), senior secured notes due April 1, 2019 (the "2019 senior secured notes") and the indenture governing our senior secured notes due March 1, 2021 (the "2021 senior secured notes" and, together with the 2019 senior secured notes, the "notes"), senior secured asset based revolving credit facility (the "Domestic ABL") and the senior secured foreign asset-based revolving credit facility (the "Foreign ABL"), respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.
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

•
exposing us to the risk of increased interest rates as borrowings under our Domestic ABL, our Senior Secured Credit Agreement and certain foreign subsidiaries of our Foreign ABL are at variable rates of interest;

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
We expect to make payments of approximately $451 million during fiscal 2016 in principal and interest associated with long-term debt and interest associated with our revolving credit facilities and senior secured notes, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of repayments we have made or may make with respect to revolving debt under our revolving credit facilities. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facilities to meet business needs.
Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flow from operating activities or that future borrowings will be available to us under any of our credit facilities or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and the indentures governing the notes restrict our ability and the ability of our restricted subsidiaries to dispose of assets and use the proceeds from the disposition. Accordingly, we may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any debt service obligations then due.
Our debt agreements contain restrictions that limit in certain respects our flexibility in operating our business.
Our credit facilities, the indentures governing the 2019 senior secured notes and the indenture governing the 2021 senior secured notes contain various covenants that limit our ability to engage in specific types of transactions. These covenants limit our ability and our restricted subsidiaries' ability to:

•	incur or guarantee additional debt and issue or sell certain preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make certain acquisitions or investments;

•	incur or assume certain liens;

•	enter into transactions with affiliates; and

•	sell assets to, or merge or consolidate with, another company.
A breach of any of these covenants could result in a default under one or all of our credit facilities and/or the indentures governing the notes. In the event of any default under any of our credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable, which would be an event of default under the indentures governing the notes.
We have refinanced our and our subsidiaries' debt in the past but there is no assurance we will be able to refinance all or any portion of our or our subsidiaries' debt in the future. If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable secured lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders accelerate the repayment of our or our subsidiaries' borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
An important element of our go-to-market strategy to expand sales coverage and increase market absorption of new products is our global network of alliance partners, distributors, dealers, value-added resellers, telecommunications service providers and system integrators. Our financial results could be adversely affected if our relationships with channel partners were to deteriorate, if our support pricing or other services strategies conflict with those of our channel partners, if any of our competitors were to enter into strategic relationships with or acquire a significant channel partner, if channel partners do not become enabled to sell new products or if the financial condition of our channel partners were to weaken. In addition, we may expend time, money and other resources on developing and maintaining channel relationships that are ultimately unsuccessful. There can be no assurance that we will be successful in maintaining, expanding or developing relationships with channel partners. If we are not successful, we may lose sales opportunities, customers or market share. Although the terms of individual channel partner agreements may deviate from our standard program terms, our standard program agreements for resellers generally provide for a term of one year with automatic renewal for successive one year terms and generally may be terminated by either party for convenience upon 30 days prior written notice. Our standard program agreements for distributors generally may be terminated by either party for convenience upon 90 days prior written notice. Certain of our contractual agreements with our largest distributors and resellers, however, permit termination of the relationship by either party for convenience upon prior notice of 180 days. Our financial results could be adversely affected if our contracts with alliance partners were terminated. See "Our Business-Avaya Connect" for more information on our global business partner program and the standard terms of our program agreements.

We face formidable competition from providers of unified communications, contact center and networking products and related services; as these markets evolve, we expect competition to intensify and expand to include companies that do not currently compete directly against us.
Our unified communications products and services compete with companies such as Cisco, Microsoft, NEC, Unify, Alcatel-Lucent and Huawei, in the enterprise segment; with companies such as ShoreTel and Mitel, in the midmarket; and with companies such as Cisco Systems, Inc. ("Cisco"), Microsoft Corporation ("Microsoft"), NEC Corporation ("NEC"), Unify GmbH & Co. Kg ("Unify"), Alcatel-Lucent and Huawei Technologies Co., Ltd ("Huawei") in the enterprise segment; with companies such as NEC, ShoreTel, Inc. ("ShoreTel") and Mitel Networks Corp. ("Mitel") in the midmarket; and with companies such as Cisco, Broadsoft Inc. ("Broadsoft"), Microsoft, 8x8, Inc. ("8x8"), RingCentral, Inc. ("RingCentral"), ShoreTel and Mitel in cloud products and services. Our video products and services compete with companies such as Cisco, Polycom Inc., Huawei, ZTE Corporation ("ZTE"), Vidyo, Blue Jeans and LifeSize (now a division of Logitech International S.A.).

Our contact center products and services compete with companies such as Genesys Telecommunications Laboratories, Inc. ("Genesys"), Cisco, Huawei, Enghouse Interactive ("Enghouse") and Mitel in the enterprise segment and with companies such as Cisco, Genesys, Enghouse and Interactive Intelligence, Inc. or Interactive Intelligence, in the midmarket and cloud products and services.
Our networking products and services compete with companies such as Cisco, Hewlett-Packard Enterprise Company ("HP", formerly Hewlett-Packard Company), Huawei, Dell Inc. ("Dell") and Juniper Networks, Inc. ("Juniper") primarily with respect to L2/L3 ethernet switching.
We face competition in certain geographies with companies that have a particular strength and focus in these regions, such as Huawei and ZTE in China, Intelbras in Latin America and Panasonic in Asia.
While we believe our global, in-house end-to-end services organization provides us with a competitive advantage, we face competition from companies like those above offering services, either directly or indirectly through their channel partners, with respect to their own product offerings, as well as many value-added resellers, consulting and systems integration firms and network service providers.
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
Fluctuations in foreign currency exchange rates could negatively impact our operating results
We are a global company with significant international operations and transact business in many currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations related to certain revenues and expenses denominated in foreign currencies. Our primary currency exposures relate to net operating expenses denominated in euro, Indian rupee, British pound, Mexican peso and Chinese yuan. These exposures may change over time as business practices evolve and the geographic mix of our business changes. From time to time, we enter into foreign exchange forward contracts to hedge fluctuations associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations. However any attempts to hedge against foreign currency exchange rate fluctuation risk may be unsuccessful and result in an adverse impact to our operating results.
As our business and operations relationships have expanded globally, certain operational and logistical challenges as well as changes in economic or political conditions and natural disasters, in a specific country or region, could negatively affect our revenue, costs, expenses and financial condition or those of our channel partners and distributors.
We conduct significant sales and customer support operations and significant amounts of our research and development activities in countries outside of the U.S. and also depend on non-U.S. operations of our contract manufacturers and our channel partners. For fiscal 2015 we derived 46% of our revenue from sales outside of the U.S. The vast majority of our contract manufacturing also takes place outside the U.S., primarily in southern China. The transition of even a portion of our operations or functions to a foreign country involves a number of logistical and technical challenges, including:

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
In addition, our future operating results, including our ability to import our products from, export our products to, or sell our products in, various countries, could be adversely affected by a variety of uncontrollable and changing factors such as political conditions, economic conditions including trade sanctions, legal and regulatory constraints, protectionist and local security legislation, difficulty in enforcing intellectual property rights such as against counterfeiting of our products, relationships with employees and works councils, unfavorable tax and currency regulations, health pandemics or similar issues, natural disasters and other matters in any of the countries or regions in which we and our contract manufacturers and business partners currently operate or intend to operate in the future, including in the U.S. Our corporate headquarters is located in the Silicon Valley area of California, a seismically active region, and a significant natural disaster, such as an earthquake, a hurricane or a flood, in that area of California or elsewhere where we and/or our channel partners and distributors have business operations could cause delays in completing sales, providing services or performing other critical functions. The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the U.S., and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations. Furthermore, our prospective effective tax rate could be adversely affected by, among others, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Our revenues are dependent on general economic conditions and the willingness of enterprises to invest in technology.
We believe that enterprises continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained spending. That may include delaying or rejecting capital projects, including with respect to the implementation of our products and services. In addition, we believe there is a growing market trend around Cloud consumption preferences with more customers exploring operating expense models as opposed to capital expense models for procuring technology. We believe the market trend toward Cloud models will continue as customers seek ways of reducing their overhead and other costs. In addition, the instability in the geopolitical environment in many parts of the world and other disruptions may continue to put pressure on global economic unrest and on political or social conditions. All of the foregoing may result in continued pressure on our ability to increase our revenue as well as create competitive pricing pressures and price erosion. If these or other conditions limit our ability to grow revenue or cause our revenue to decline our operating results may be materially and adversely affected. In addition, in the past a portion of our revenues which come from the U.S. federal government sector were impacted because of government shutdowns. In the event of future shutdowns or uncertainties, there can be no assurance that that portion of our revenues will not be impacted.
Our quarterly and annual revenues and operating results have historically fluctuated and the results of one period may not provide a reliable indicator of our future performance.
Our quarterly and annual revenues and operating results have historically fluctuated and are not necessarily indicative of results to be expected in future periods. Fluctuations in our financial results from period to period are caused by many factors, including, but not limited to, the size and timing of individual orders; changes in foreign currency exchange rates; the mix of products sold by us; and general economic conditions.
Also it is difficult to predict our revenue for a particular quarter, especially in light of the growing demand for IT purchases under a usage-based operating expense model instead of a capital expense model and the increasing proportion of our revenue coming from software and services. Both of these trends delay the timing of our revenue recognition. In addition, execution of sales opportunities sometimes traverses from the intended fiscal quarter to the next. Moreover, our efforts to address the challenges facing our business could increase the level of variability in our financial results because the rate at which we are able to realize the benefits from those efforts may vary from period to period.
In addition, we experience some seasonal trends in the sale of our products that also may produce variations in quarterly results and financial condition. Typically, our third fiscal quarter is our weakest and our fourth fiscal quarter is our strongest. Many of the factors that create and affect seasonal trends are beyond our control.
We are dependent on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.
As a leader in technology and innovation in business collaboration and communications, we generally protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. For example, our business is global and the level of protection of our proprietary technology will vary by country, particularly in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who did not incur the substantial time and expense we incurred to create our products.
Certain software we use is from open source code sources, which, under certain circumstances, may lead to unintended consequences and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
Some of our products contain software from open source code sources. The use of such open source code may subject us to certain conditions, including the obligation to offer our products that use open source code to third parties for no cost. We monitor our use of such open source code to avoid subjecting our products to conditions we do not intend. However, the use of such open source code may ultimately subject some of our products to unintended conditions, which could require us to take remedial action that may divert resources away from our development efforts and, therefore, could materially adversely affect our business, financial condition, operating results and cash flow.
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
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions where a number of the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions including the U.S. may be subject to significant change. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretation, such as interpretations as to the legality of tax advantages granted under the European Union ("EU") state aid rules. The Company is also subject to the examination of its tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.
A breach of the security of our information systems, products or services or of the information systems of our third party providers could adversely affect our operating results.
We rely on the security of our information systems and, in certain circumstances, those of our third party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. In addition, the growth of BYOD programs has heightened the need for enhanced security measures. Information technology system failures, including a breach of our or our third party providers' data security, could disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders, disruptions in the manufacture or shipment of products or, delivery of services or an unintentional disclosure of customer, employee or our information. Additionally, despite our security procedures or those of our third party providers, information systems and our products and services may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information. Any such breach could have a material adverse effect on our operating results and our reputation as a provider of mission critical business collaboration and communications products and services and could cause irreparable damage to us or our systems regardless of whether we or our third party providers are able to adequately recover critical systems following a systems failure.
We may be adversely affected by environmental, health and safety, laws, regulations, costs and other liabilities.
We are subject to a wide range of governmental requirements relating to safety, health and environmental protection. If we violate or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators, lose customers and damage our reputation, which could have an adverse effect on our business. We are subject to environmental laws governing the cleanup of soil and groundwater contamination that may impose joint and several liability for the costs of investigating and remediating releases of regulated materials at currently or formerly owned or operated sites and at third-party waste disposal sites. We are also subject to various local, federal and international laws and regulations regarding the material content and electrical design of our products that require us to be financially responsible for the collection, treatment, recycling and disposal of those products. For example, the EU has adopted the Restriction on Hazardous Substances ("RoHS") and Waste Electrical and Electronic Equipment ("WEEE Directive") with similar laws and regulations being enacted in other regions. Effective in May 2014, the United States requires companies to begin publicly disclosing their use of conflict minerals that originated in the Democratic Republic of the Congo ("DRC") or an adjoining country. Additionally, requirements such as the EU Energy Using Product ("EuP Directive") are being imposed to address the operating characteristics of our products. Our failure or the undetected failure of our supply chain to comply with existing or future environmental, health and safety requirements could subject us to liabilities exceeding our reserves or adversely affect our business, results of operations or financial condition.
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
We sponsor non-contributory defined benefit pension plans covering a portion of our U.S. employees and retirees, and postretirement benefit plans for a portion of our U.S. retirees that include healthcare benefits and life insurance coverage. We froze benefit accruals and additional participation in our plans for our U.S. management employees effective December 31, 2003. We also subsequently amended the postretirement benefit plan for U.S. management employees as follows: effective January 1, 2013, to terminate retiree dental coverage and to cease providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who has attained age 65; effective January 1, 2015, to reduce our maximum contribution toward the cost of providing benefits under the plan; and effective January 1, 2016, to replace coverage through our group plan with coverage through the private insurance marketplace. Certain of our non-U.S. operations also have various retirement benefit programs covering substantially all of their employees. Some of these programs are considered to be defined benefit pension plans for accounting purposes. If one or more of our U.S. pension plans were to be terminated without being fully funded on a termination basis, the Pension Benefit Guaranty Corporation ("PBGC") could obtain a lien on our assets for the amount of our liability, which would result in an event of default under each of our credit facilities. As a result, any such liens would have a material adverse effect on the Company, including our liquidity and financing arrangements. The measurement of our obligations, costs and liabilities associated with benefits pursuant to our pension and postretirement benefit plans requires that we estimate the present value of projected future payments to all participants, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience. If future economic or demographic trends and results are different from our assumptions, then our obligations and cash flow requirements could be higher than we currently estimate. If our cash flows and capital resources are insufficient to meet required minimal funding of our defined benefit plans or to fund our other pension or postretirement healthcare and life insurance obligations, or if we are required or elect to fund any material portion of these obligations now or in the future, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash are insufficient to meet our pension or postretirement healthcare and life insurance obligations, we could face substantial liquidity problems and may be required to dispose of material assets or operations in order to meet our obligations. We may not be able to consummate those dispositions or to obtain any proceeds on terms acceptable to us or at all, and any such proceeds may not be adequate to meet any such obligations then due. The PBGC has the authority under certain circumstances to petition a court to terminate an underfunded pension plan upon the occurrence of an event with respect to which the PBGC determines that the possible long-term loss of the PBGC with respect to the plan may reasonably be expected to increase unreasonably if the plan is not terminated. If our U.S. defined benefit pension plans were to be terminated, we would incur a liability to the plans or the PBGC equal to the amount by which the liabilities of the plans, calculated on a termination basis, exceed the assets of the plans, which amount would likely exceed the amount that we have estimated to be the underfunded amount as of September 30, 2015.
See Note 14, "Benefit Obligations," to our audited Consolidated Financial Statements for further details on our pension and postretirement benefit plans, including funding status.
We may incur liabilities as a result of our obligation to indemnify, and to share certain liabilities with, Lucent Technologies Inc. ("Lucent") in connection with our spin-off from Lucent in September 2000.
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
There are inherent limitations on the effectiveness of our controls and related risks associated with acquisitions.
An effective internal control environment is necessary to enable us to produce reliable financial reports and is an important part of our efforts to prevent financial fraud.  However, we do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, is designed to reduce rather than eliminate financial statement risk. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment.  A control system can provide only reasonable, not absolute, assurance of achieving the desired control objectives and the design of a control system must reflect the fact that resource constraints exist.  Accordingly, the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected and our business and operating results could be harmed.
Moreover, following any acquisition, we may experience delays in implementing or be unable to implement the required internal financial reporting controls and procedures, which could result in enforcement actions, the assessment of penalties and civil suits, failure to meet reporting obligations and other material and adverse events that could have a negative effect on us. If addition, if material weaknesses in our internal control are identified or we acquire companies with a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence.
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
Any default under the agreements governing our indebtedness, including a default under any of our credit facilities, that is not waived by the required lenders, or a default under any of the indentures governing our notes and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on each series of our notes and substantially decrease the market value of such notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If we breach our covenants under any of our credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
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
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation (“Parent”). Parent was formed by affiliates of two private equity firms, Silver Lake Partners (“Silver Lake”) and TPG Capital (“TPG”) (collectively, the “Sponsors”). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”). See discussion in Note 1, “Background and Basis of Presentation - Merger,” to our audited Consolidated Financial Statements.
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
The secured indebtedness under our Domestic ABL and Foreign ABL will be effectively senior to our notes to the extent of the value of the collateral securing such facilities on a first-priority basis and the secured indebtedness under our Senior Secured Credit Agreement will be effectively senior to our notes to the extent of the value of the real estate securing such facility.
Our Domestic ABL and Foreign ABL have a first priority lien in certain of our personal property and that of the subsidiary guarantors, with certain exceptions. Our Senior Secured Credit Agreement and our notes have a second priority lien in that property. The indentures governing the notes permit us to incur additional indebtedness secured on a first-priority basis by such property in the future. The first priority liens in the collateral securing indebtedness under our Domestic ABL, Foreign ABL and any such future indebtedness will be higher in priority as to such collateral than the security interests securing our notes and the guarantees thereof. Holders of the indebtedness under our Domestic ABL, Foreign ABL and any other indebtedness secured by higher priority liens on such collateral will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before a holder of the notes will be entitled to any recovery from such collateral. As a result, holders of our notes will only be entitled to receive proceeds from the realization of value of assets securing our Domestic ABL and Foreign ABL on a higher priority basis after all indebtedness and other obligations under our Domestic ABL, Foreign ABL and any other obligations secured by higher priority liens on such assets are repaid in full. Our notes will be effectively junior in right of payment to indebtedness under our Domestic ABL, Foreign ABL and any other indebtedness secured by higher priority liens on such collateral to the extent of the realizable value of such collateral.
Our Senior Secured Credit Agreement has a first priority lien in certain of our real estate and that of the subsidiary guarantors, with certain exceptions. Our Domestic ABL and Foreign ABL have a second priority lien in that property. The indentures governing our senior secured notes permit us to incur additional indebtedness secured on a first-priority basis by such property in the future. Our senior secured notes and the guarantees thereof are not secured by a lien on such property. Holders of the indebtedness under our senior credit facility and any other indebtedness secured by liens on such collateral will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before a holder of our senior secured notes will be entitled to any recovery from such collateral. As a result, holders of our senior secured notes will only be entitled to receive proceeds from the realization of value of such collateral after all indebtedness and other obligations secured by liens on such assets are repaid in full. Our senior secured notes will be effectively junior in right of payment to indebtedness under our Senior Secured Credit Agreement and any other indebtedness secured by higher priority liens on such collateral to the extent of the realizable value of such collateral.

The right of holders of our 2019 senior secured notes to receive proceeds from the sale of collateral securing our 2019 senior secured notes will be pari passu with (and junior with respect to real estate collateral to) the claims of lenders and counterparties under our Senior Secured Credit Agreement and certain future indebtedness.
The loans under our Senior Secured Credit Agreement and our 2019 senior secured notes are, and certain future indebtedness may be, secured on a pari passu basis by the same collateral consisting of a first priority perfected lien and security interest in substantially all of our and the guarantors’ assets (except for cash, accounts, accounts receivable, deposit accounts, securities accounts, chattel paper, inventory and proceeds thereof, as to which the 2019 senior secured notes and the Senior Secured Credit Agreement will be secured by a second priority lien and except for real estate, as to which the 2019 senior secured notes will not be secured), subject to certain exceptions. As a result, holders of our 2019 senior secured notes will receive distributions from any foreclosure proceeds of any of our and the guarantors’ assets constituting collateral (other than real estate) for the 2019 senior secured notes on a pro rata basis with the lenders under our Senior Secured Credit Agreement and certain future indebtedness and holders of our 2019 senior secured notes will only be entitled to receive proceeds from the realization of value of real estate collateral after all indebtedness and other obligations secured by liens on such assets are repaid in full.
The right of holders of our 2021 senior secured notes to receive proceeds from the sale of collateral securing our 2021 senior secured notes will be junior to the claims of lenders and counterparties under our Domestic ABL, Foreign ABL, Senior Secured Credit Agreement, 2019 senior secured notes and certain future indebtedness.
The indebtedness under our Domestic ABL, Foreign ABL, Senior Secured Credit Agreement and our notes are, and certain future indebtedness may be, secured on a senior priority basis by the same collateral consisting of substantially all of our and the guarantors’ assets (except for real estate, as to which the 2019 senior secured notes are not secured), subject to certain exceptions. As a result, holders of the indebtedness under our Domestic ABL, our Foreign ABL, our Senior Secured Credit Agreement, our 2019 senior secured notes and any other indebtedness secured by higher priority liens on such collateral than the lien securing the 2021 senior secured notes will be entitled to receive proceeds from the realization of value of such collateral to repay such indebtedness in full before holders of our 2021 senior secured notes will be entitled to any recovery from such collateral. As a result, holders of our 2021 senior secured notes will only be entitled to receive proceeds from the realization of value of assets securing our Domestic ABL, our Foreign ABL, our Senior Secured Credit Agreement, our 2019 senior secured notes and such other indebtedness secured on a higher priority basis than the 2021 senior secured notes are secured after all indebtedness and other obligations under our Domestic ABL, our Foreign ABL, our Senior Secured Credit Agreement, our 2019 senior secured notes and any other obligations secured by higher priority liens on such assets than the 2021 senior secured notes, are repaid in full.
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
Our 2019 senior secured notes and the related guarantees will be secured, subject to certain exceptions and to permitted liens, by a first priority lien in the collateral that secures our Senior Secured Credit Agreement on a first-priority basis and will share equally in right of payment to the extent of the value of such collateral securing such Senior Secured Credit Agreement on a first-priority basis. The indenture governing our 2019 senior secured notes permit us, subject to compliance with certain financial tests, to issue additional indebtedness secured by a lien that ranks equally with our 2019 senior secured notes. This would reduce amounts payable to holders of our 2019 senior secured notes from the proceeds of any sale of the collateral.
Our 2021 senior secured notes and the related guarantees will be secured, subject to certain exceptions and to permitted liens, by a second priority lien in the collateral that secures our Senior Secured Credit Agreement on a second-priority basis and will not share equally in right of payment to the extent value of such collateral securing such Senior Secured Credit Agreement on a first-priority basis.
The collateral securing our notes may be diluted under certain circumstances.
The collateral that secures the notes also secures the Senior Secured Credit Agreement and obligations under our Domestic ABL and Foreign ABL. The collateral may also secure additional indebtedness that we incur in the future, subject to restrictions on our ability to incur debt and liens under our Domestic ABL, Foreign ABL, Senior Secured Credit Agreement, and the indentures governing our notes. The rights of holders of our notes to the collateral would be diluted by any increase in the indebtedness secured by this collateral or portions thereof.
The rights of holders of our notes with respect to the ABL Priority Collateral will be substantially limited by the terms of the ABL Intercreditor Agreement.
The collateral agents for the notes, the collateral agent for the Senior Secured Credit Agreement and the collateral agent under our Domestic ABL are party to the amended and restated intercreditor agreement, entered into on October 29, 2012, between Citicorp USA, Inc. and Citibank, N.A., (as it may be amended, amended and restated, supplemented or modified from time to time, the “ABL Intercreditor Agreement”). The ABL Intercreditor Agreement significantly restricts any action that may be taken by the collateral agents for the notes with respect to the collateral over which the holders of Domestic ABL loans have a first-priority lien (“ABL Priority Collateral”), even during an event of default. Under the terms of the ABL Intercreditor Agreement, at any time that obligations under our Domestic ABL are outstanding, any actions that may be taken with respect to (or in respect of) the ABL Priority Collateral that secures obligations under our Domestic ABL on a first-priority basis, including the ability to cause the commencement of enforcement proceedings against such ABL Priority Collateral and to control the conduct of such proceedings, and the approval of amendments to, releases of such ABL Priority Collateral from the lien of, and waivers of past defaults under, such documents relating to such ABL Priority Collateral, will be at the direction of the holders of the obligations under our Domestic ABL, and the holders of the notes and the lenders under our Senior Secured Credit Agreement, which are secured on a second-priority basis in the case of the 2019 senior secured notes and our Senior Secured Credit Agreement and a junior-priority basis in the case of the 2021 senior secured notes, by such ABL Priority Collateral, may be adversely affected. The ABL Priority Collateral so released will no longer secure our and the guarantors’ obligations under the notes and the related guarantees. In addition, because the holders of the indebtedness under our Domestic ABL control the disposition of such ABL Priority Collateral, such holders could decide not to proceed against such ABL Priority Collateral, regardless of whether there is a default under the documents governing such indebtedness or under the indentures governing the notes. In such event, the only remedy available to holders of our notes would be to sue for payment on those notes and the related guarantees. In addition, under the ABL Intercreditor Agreement, the collateral agents for the notes may not assert any right of marshalling that may be available under applicable law with respect to such ABL Priority Collateral. Without this waiver of the right of marshalling, holders of indebtedness secured by first priority liens in the ABL Priority Collateral would likely be required to liquidate collateral on which the notes did not have a lien, if any, prior to liquidating the collateral, thereby maximizing the proceeds of the collateral (due to the reductions in the amount of the indebtedness with a prior claim on such collateral) that would be available to repay our obligations under the notes.
As a result of this waiver, the proceeds of sales of such ABL Priority Collateral could be applied to repay any indebtedness secured by first priority liens in such ABL Priority Collateral before applying proceeds of other collateral securing indebtedness, and a holder of notes may recover less than it would have if such proceeds were applied in the order most favorable to it.
The indentures governing the notes and the ABL Intercreditor Agreement contain certain provisions benefiting holders of indebtedness under our Domestic ABL, including provisions prohibiting the collateral agents for the notes and the collateral agent for the Senior Secured Credit Agreement from objecting following the filing of a bankruptcy petition to a number of important matters regarding the collateral and the financing to be provided to us. After such filing, the value of this collateral could materially deteriorate and a holder of notes would be unable to raise an objection. In addition, the right of holders of obligations secured by first priority liens to foreclose upon and sell such collateral upon the occurrence of an event of default also would be subject to limitations under applicable bankruptcy laws if we or any of our subsidiaries become subject to a bankruptcy proceeding. The ABL Intercreditor Agreement also gives the holders of first priority liens on the ABL Priority Collateral the right to access and use the collateral that secures the notes to allow those holders to protect the ABL Priority Collateral and to process, store and dispose of the ABL Priority Collateral.
The ABL Priority Collateral will also be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the lenders under our Domestic ABL and other creditors that have the benefit of first priority liens on such collateral from time to time, whether on or after the date the notes and related guarantees were issued. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the notes as well as the ability of the collateral agents for the notes or the collateral agent for the Senior Secured Credit Agreement to realize or foreclose on such collateral.

The rights of holders of our notes in the collateral securing such notes may be adversely affected by the first lien intercreditor agreement.
The rights of the holders of our notes with respect to the collateral that secures such notes is subject to a first lien intercreditor agreement among all holders of obligations secured by that collateral on a pari passu basis (“first lien obligations”), including the obligations under the notes and our Senior Secured Credit Agreement. Under that intercreditor agreement, any actions that may be taken with respect to such collateral, including the ability to cause the commencement of enforcement proceedings against such collateral, to control such proceedings and to approve amendments to releases of such collateral from the lien of, and waive past defaults under, such documents relating to such collateral, may be taken solely by the collateral agent for the Senior Secured Credit Agreement until (1) our obligations under the Senior Secured Credit Agreement are discharged (which discharge does not include certain refinancings of the senior secured credit facility) or (2) 90 days after the occurrence of an event of default under the indentures governing the notes or any other agreement governing first lien obligations. Under the circumstances described in clause (2) of the preceding sentence, the authorized representative of the holders of the indebtedness that represents the largest outstanding principal amount of indebtedness secured by the collateral on a pari passu basis with the other first lien obligations (other than the Senior Secured Credit Agreement) and that has complied with the applicable notice provisions gains the right to take actions with respect to the collateral.
Even if the authorized representative of the notes gains the right to take actions with respect to the collateral in the circumstances described in clause (2) above, the authorized representative must stop doing so (and those powers with respect to the collateral would revert to the authorized representative of the lenders under the Senior Secured Credit Agreement) if such lenders’ authorized representative has commenced and is diligently pursuing enforcement action with respect to the collateral or the grantor of the security interest in that collateral (i.e., we or the applicable subsidiary guarantor) is then a debtor under or with respect to (or otherwise subject to) an insolvency or liquidation proceeding.
In addition, the Senior Secured Credit Agreement and the indentures governing the notes permit us to issue additional series of obligations that also have a pari passu lien on the same collateral with the other first lien obligations. As explained above, any time that the collateral agent for the Senior Secured Credit Agreement does not have the right to take actions with respect to the collateral pursuant to the first lien intercreditor agreement, that right passes to the authorized representative of the holders of the next largest outstanding principal amount of indebtedness secured by a pari passu lien on the collateral with the other first lien obligations. If we issue or incur additional first lien obligations in the future in a greater principal amount than the notes, then the authorized representative for that additional indebtedness would be earlier in line to exercise rights under the first lien intercreditor agreement than the authorized representative for the notes.
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
The collateral that secures and will secure the notes and related guarantees also is and will be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the authorized representative of the lenders under our Senior Secured Credit Agreement during any period that such authorized representative controls actions with respect to the collateral pursuant to the first lien intercreditor agreement. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the notes as well as the ability of the collateral agents for the notes to realize or foreclose on such collateral for the benefit of the holders of the notes.
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

•
with respect to any collateral in which the notes have a second priority lien, upon any release by the lenders under our Domestic ABL or Foreign ABL of their first-priority security interest in such collateral; provided that, if the release occurs in connection with a foreclosure or exercise of remedies by the collateral agent for the lenders under our Domestic ABL and/or Foreign ABL, the lien on that collateral will be automatically released but any proceeds thereof not used to repay the obligations under our Domestic ABL and/or Foreign ABL will be subject to liens in favor of the collateral agents for the noteholders and our Senior Secured Credit Agreement; and

•
with respect to the collateral upon which the notes have a first priority lien, upon any release in connection with a foreclosure or exercise of remedies with respect to that collateral directed by the authorized representative of the lenders under our Senior Secured Credit Agreement during any period in which such authorized representative controls actions with respect to the collateral pursuant to the first lien intercreditor agreement. Even though holders of our notes share ratably with the lenders under our Senior Secured Credit Agreement, the authorized representative of the lenders under our Senior Secured Credit Agreement will initially control actions with respect to the collateral, whether the holders of our notes agree or disagree with those actions.

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
Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. The liens in the collateral securing our notes may not be perfected with respect to the claims of such notes if and to the extent that the collateral agent was not able to take the actions necessary to perfect any of these liens on or prior to the date of the indentures governing our notes. There can be no assurance that the lenders under the Senior Secured Credit Agreement will have taken all actions necessary to create properly perfected security interests, which may result in the loss of the priority of the security interest in favor of holders of our notes to which they would otherwise have been entitled. In addition, applicable law requires that certain property and rights acquired after the grant of a general security interest, such as equipment subject to a certificate of title and certain proceeds, can only be perfected at the time such property and rights are acquired and identified. We and the guarantors have limited obligations to perfect the security interest of holders of our notes in specified collateral. There can be no assurance that the trustees or the collateral agents for our notes will monitor, or that we will inform such trustees or collateral agents of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. Neither the trustees nor the collateral agents for our notes have an obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest. Such failure may result in the loss of the security interest in the collateral or the priority of the security interest in favor of our notes against third parties.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of September 30, 2015, we had 178 leased facilities (which included 18 storage locations containing between 100 to 16,700 square feet) and 2 owned facilities, located in 58 countries. These included 11 primary research and development facilities located in Canada, China, Germany, India, Ireland, Israel, Italy and the U.S. Our real property portfolio consists of aggregate floor space of 4.1 million square feet, substantially all of which is leased. Of the 4.1 million square feet of leased space, 1.1 million square feet is related to property for which the future minimum lease payments have been accrued for in accordance with accounting principles generally accepted in the United States of America pertaining to restructuring and exit activities. Our lease terms range from monthly leases to 11 years. Our 2 owned facilities, as of September 30, 2015, were held for sale: one of which, located in Inglewood, CA, was sold in October 2015 for $1.8 million. The remaining owned facility located in Shreveport, LA is idle. The Company continues to aggressively market this property. We believe that all of our facilities are in good condition and are well maintained. Our facilities are used for current operations of all operating segments. For additional information regarding obligations under operating leases, see Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.	Legal Proceedings
Information required by this item is incorporated by reference from Note 19, “Commitments and Contingencies—Legal Proceedings,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there was one holder of record of our common stock.

Item 6.	Selected Financial Data
Avaya Inc. (the "Company" or "Avaya"), is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation ("Parent"). Parent was formed by affiliates of two private equity firms, Silver Lake Partners ("Silver Lake") and TPG Capital ("TPG") and collectively, (the "Sponsors"). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the "Merger"). See discussion in Note 1, "Background and Basis of Presentation - Merger" to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.
The selected historical consolidated financial data set forth below as of September 30, 2015 and 2014 and for the years ended September 30, 2015, 2014 and 2013 have been derived from our audited Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth below as of September 30, 2013 and as of and for the years ended September 30, 2012 and 2011 has been derived from our Consolidated Financial Statements that are not included in this report.
The selected historical consolidated financial data set forth below should be read in conjunction with our audited Consolidated Financial Statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our financial information may not be indicative of future performance.

	Fiscal years ended September 30,
In millions	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,029	$2,196	$2,337	$2,672	$2,976
Services	2,052	2,175	2,241	2,347	2,398
	4,081	4,371	4,578	5,019	5,374
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	744	854	963	1,145	1,314
Amortization of acquired technology intangible assets	35	56	63	192	257
Services	872	962	1,022	1,134	1,214
	1,651	1,872	2,048	2,471	2,785
GROSS PROFIT	2,430	2,499	2,530	2,548	2,589
OPERATING EXPENSES
Selling, general and administrative	1,432	1,531	1,511	1,617	1,833
Research and development	338	379	445	464	461
Amortization of acquired intangible assets	226	227	228	227	227
Restructuring and impairment charges, net	62	165	200	147	189
Acquisition-related costs	1	—	1	4	5
	2,059	2,302	2,385	2,459	2,715
OPERATING INCOME (LOSS)	371	197	145	89	(126)
Interest expense	(452)	(459)	(467)	(431)	(460)
Loss on extinguishment of debt	(6)	(5)	(6)	—	(246)
Other income (expense), net	13	25	(14)	(20)	5
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(74)	(242)	(342)	(362)	(827)
(Provision for) benefit from income taxes of continuing operations	(70)	(51)	35	4	(54)
LOSS FROM CONTINUING OPERATIONS	(144)	(293)	(307)	(358)	(881)
Income (loss) from discontinued operations, net of income taxes	—	62	(57)	14	18
NET LOSS	$(144)	$(231)	$(364)	$(344)	$(863)

	Fiscal years ended September 30,
In millions	2015	2014	2013 (1)	2012 (1)	2011 (1)
BALANCE SHEET DATA (at end of period):
Cash and cash equivalents	$323	$322	$288	$337	$400
Acquired intangible assets, net	970	1,224	1,497	1,787	2,142
Goodwill	4,074	4,047	4,048	4,055	3,946
Total assets	6,862	7,202	7,600	8,115	8,445
Total debt (excluding capital lease obligations)	5,967	5,968	6,014	6,042	6,056
Total stockholder's deficiency	(3,378)	(3,069)	(2,669)	(2,436)	(2,378)
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) continuing:
Operating activities	$215	$36	$131	$16	$(335)
Investing activities	(129)	(33)	(113)	(271)	(101)
Financing activities	(53)	(60)	(79)	157	228
OTHER FINANCIAL DATA:
EBITDA	$748	$649	$578	$631	$282
Adjusted EBITDA (2)	900	898	922	946	940
Capital expenditures	124	134	110	92	83
Capitalized software development costs	—	1	14	35	42
(1) Unamortized debt issuance costs originally presented within other current assets and other assets, were reclassified as a reduction of debt maturing within one year and long-term debt, respectively upon adoption of ASU 2013-3 in the second quarter of fiscal 2015.
(2) Adjusted EBITDA is calculated as disclosed herein. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and reconciliation of loss from continuing operations to Adjusted EBITDA.
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

•
On March 31, 2014, we completed the sale of our IT Professional Services ("ITPS"), business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. As a result of the divestiture of the ITPS business, the results of operations, cash flows, and assets and liabilities of this business have been classified as discontinued operations in all periods presented. Income from discontinued operations for fiscal 2014 includes the gain on the sale of the ITPS business of $52 million. Loss from discontinued operations for fiscal 2013 includes an $89 million impairment charge to the goodwill of the ITPS business.

•
On July 31, 2014, we sold the Technology Business Unit ("TBU"), which we acquired as part of our acquisition of RADVISION Ltd. ("Radvision"), and recognized a $14 million gain on the sale, which is included in other income (expense), net. TBU is a software development business that licenses technologies to developers for their use and integration into their own products and includes protocol stacks, client framework solutions and network testing and monitoring tools.

Refinancing, Interest Expense, and Loss on Extinguishment of Debt - During fiscal 2015, 2014, 2013 and 2011, we completed a series of transactions which allowed us to refinance certain of our debt arrangements under our senior secured credit facility dated October 27, 2007 ("Senior Secured Credit Agreement") and our senior secured asset-based revolving credit facility ("Domestic ABL"). See Note 10, "Financing Arrangements" to our audited Consolidated Financial Statements. These transactions included:

•
During fiscal 2011, we amended the terms of the multi-currency revolvers available under our Senior Secured Credit Agreement and our Domestic ABL to extend the final maturity of each from October 26, 2013 to October 26, 2016 and completed a private placement of $1,009 million of senior secured notes. The proceeds from the notes were used to repay in full the senior secured term B-2 loans outstanding under the Senior Secured Credit Agreement (representing $988 million in aggregate principal amount and $12 million in accrued and unpaid interest) and to pay related fees and expenses.

•
During fiscal 2013 we completed a series of transactions which allowed us to refinance (1) all of our senior secured term B-1 loans (“term B-1 loans”) outstanding under our Senior Secured Credit Agreement originally due October 26, 2014, and (2) $642 million of our 9.75% senior unsecured cash-pay notes and $742 million of our senior unsecured paid-in-kind (“PIK”) toggle notes each originally due November 1, 2015. These transactions extended the maturity date of the $2.8 billion of refinanced debt by an additional three to six years and increased the associated interest rate.

•
During fiscal 2014 we entered into refinancing transactions which lowered the interest rate of certain debt. On February 5, 2014, we completed an amendment to the Senior Secured Credit Agreement pursuant to which we refinanced $1,138 million aggregate principal amount of senior secured term B-5 loans (“term B-5 loans”) with the cash proceeds from the issuance of senior secured term B-6 loans (“term B-6 loans”). On May 15, 2014, we redeemed 100% of the remaining aggregate principal amount of our 9.75% senior unsecured cash-pay notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, or $92 million and $58 million, respectively. The redemption price was funded through cash on-hand of $10 million and borrowings of $140 million under our revolving credit facilities.

•
On May 29, 2015, we completed an amendment to the Senior Secured Credit Agreement pursuant to which we refinanced a portion of the outstanding term B-3, term B-4 and term B-6 loans in exchange for and with the proceeds from the issuance of $2,125 million in principal amount of senior secured term B-7 loans ("term B-7 loans") maturing May 29, 2020. On June 4, 2015, we completed an amendment to the Domestic ABL which, among other things: (i) extended the stated maturity of the facility from October 26, 2016 to June 4, 2020 (subject to certain conditions specified in the Domestic ABL), (ii) increased the sublimit for letter of credit issuances under the Domestic ABL from $150 million to $200 million, and (iii) amended certain covenants and other provisions of the existing agreement. At the same time, certain foreign subsidiaries of the Company (the "Foreign Borrowers"), Citibank and the lenders party thereto entered into a new senior secured foreign asset-based revolving credit facility (the "Foreign ABL") which matures June 4, 2020 (subject to certain conditions specified in the Foreign ABL). On June 5, 2015, we permanently reduced the revolving credit commitments under the Senior Secured Credit Agreement from $200 million to $18 million and all letters of credit outstanding under the Senior Secured Credit Agreement were transferred to the Domestic ABL.

•
In connection with the refinancing transactions referenced above, we recognized a loss on extinguishment of debt of $6 million, $5 million, $6 million, and $246 million in fiscal 2015, 2014, 2013 and 2011, respectively.

•
These refinancing transactions impacted the interest we pay on the related debt. As of September 30, 2015, 2014 and 2013, the weighted average interest rate of the Company's outstanding debt was 7.3%, 6.9% and 7.4%, respectively.

Restructuring Charges and Cost Saving Initiatives - We have maintained our focus on profitability levels and investing in our future results. In connection with our acquisition of the enterprise business solutions business ("NES") of Nortel Networks Corporation, our acquisition of Radvision and in response to global economic conditions, the Company initiated cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. In connection with these cost savings programs we recognized restructuring charges of $62 million, $165 million, $200 million, $142 million and $189 million for fiscal 2015, 2014, 2013, 2012 and 2011, respectively. These costs include employee separation charges such as, but not limited to, severance and employment benefit payments, social pension fund payments, and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. The related restructuring costs also include the contractual future lease payments and payments made under lease termination agreements associated with vacated facilities. As of September 30, 2015, the remaining liability associated with these actions is $157 million. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future, the costs of which could be material. See Note 9, "Business Restructuring Reserves and Programs" to our audited Consolidated Financial Statements.
HP Capital Lease - On August 20, 2014, we signed an agreement with HP Enterprise Services, LLC ("HP"), pursuant to which the Company outsources to HP certain delivery services in order to scale our operational capacity to serve cloud demand of customers. In connection with that agreement, in fiscal 2014 HP acquired specified assets owned by the Company for $40 million which are being leased-back by Avaya under a capital lease. During fiscal 2015, the Company received $22 million in cash proceeds in connection with the sale of equipment used in the performance of services under this agreement which are being leased-back by Avaya under a capital lease. As of September 30, 2015, our capital lease obligations associated with this agreement was $48 million.
Acquisition of NES and Radvision - As a result of the acquisition of NES and Radvision, our operating results include the operations of the NES business and Radvision as of December 19, 2009 and June 5, 2012, respectively. Additionally, we incurred integration costs with respect to the NES acquisition of $132 million in fiscal 2011 consisting of third-party consulting fees and other administrative costs associated with consolidating and coordinating the operations of Avaya and NES. These costs were incurred in connection with, among other things, the on-boarding of NES personnel, developing compatible IT systems and internal processes and developing and implementing a strategic operating plan to help enable a smooth transition with minimal disruption to NES customers. Such costs also include fees paid to Nortel Networks Corporation for logistics and other support functions being performed on a temporary basis according to a transition services agreement. In fiscal 2015, 2014, 2013 and 2012 we incurred $3 million, $7 million, $15 million and $19 million respectively, of integration costs which were primarily associated with consolidating and coordinating the operations of Avaya and Radvision and costs associated with NES, primarily related to developing compatible IT systems and internal processes.
Amortization of Acquired Intangible Assets - We recorded amortization of acquired intangible assets of $261 million, $283 million, $291 million, $419 million and $484 million for fiscal 2015, 2014, 2013, 2012 and 2011 respectively. Amortization of acquired intangible assets represents the amortization of acquired technologies, customer relationships and other intangibles recognized at the time of the Merger and our acquisitions. In acquisition accounting, these intangible assets are recorded at their estimated fair values and then amortized over their estimated economic lives ranging from two to fifteen years. The fluctuation in year-over-year amortization is attributable to the incremental amortization associated with the acquired intangible assets of NES in fiscal 2010 and Radvision in fiscal 2012, offset by reductions in amortization associated with impaired and fully amortized intangibles that are no longer being amortized.
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
Income Taxes - (Provision for) benefit from income taxes of continuing operations was $(70) million, $(51) million, $35 million, $4 million and $(54) million for fiscal 2015, 2014, 2013, 2012, and 2011, respectively. The effective income tax rate differed from the U.S. federal statutory rate for the periods presented due to the following significant items:

•
Changes in Valuation Allowance of Deferred Tax Assets - In fiscal 2009, the Company, in assessing the requirement for a valuation allowance against its U.S. deferred tax assets determined that it was not more likely than not that our U.S. net deferred tax assets would be realized. Accordingly, a valuation allowance against our U.S. net deferred tax assets was provided. In each subsequent fiscal year additional valuation allowances were provided against the net increase in the Company’s deferred tax asset balance in the U.S. and certain foreign jurisdictions. Net operating losses comprised the most significant increase in deferred tax net deferred tax assets. The Company’s income tax provision for the fiscal years presented primarily relates to earnings of certain profitable foreign tax jurisdictions.

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
Our products and services portfolio spans software, hardware, professional and support services and cloud services. Our products and services fall under three reporting segments: 1) Global Communications Solutions; 2) Avaya Networking; and 3) Avaya Global Services.

•
Global Communications Solutions ("GCS") encompass all of our real-time collaboration, contact center and unified communications software and hardware. Unified communications integrates real-time communication services including telephony, e-mail, instant messaging and video. Examples in GCS include audio conferencing systems; mobile video software, software that runs contact center operations such as multimedia contact routing; software that enables mobile access to the company network for employees; and hardware such as phones, gateways, and servers. We enable these unified communication and real-time collaboration tools to also be embedded inside the applications businesses use every day to keep employees and customers connected, productive and effective. This reporting segment also includes a development platform, which allows our customers and third parties to adapt our technology by creating custom applications, automated workflows, and engagement environments for their unique needs and allows them to integrate Avaya’s capabilities into their existing infrastructure. GCS also includes cloud-supporting software and hardware products, which make it possible to use our contact center and unified communications products via the Cloud.

•
Avaya Networking ("Networking") includes our advanced fabric networking technology which offers a virtualized network designed to be simple to deploy, agile and resilient. This reporting segment also includes products such as Ethernet switches and routers; wireless networking; and access control products that enforce role- and policy- based access to the network. Our fabric networking technology is flexible and extensible to legacy network systems. It helps customers simplify their network environment and eliminate the need for manual individual configuration, implementation, and maintenance of each network component. It enables customers to reduce the multiple protocols necessary in legacy networks to a single, unified technology while maintaining their existing Ethernet network infrastructure, if desired.

•
Avaya Global Services ("AGS") includes professional and support services designed to help our customers maximize the benefits of using our products and technology. Our services include support for implementation, deployment, monitoring, troubleshooting, optimization, and more. This reporting segment also includes our Cloud and managed services, which enable customers to take advantage of our technology in a private, hybrid, or public cloud environment. The majority of our revenue in this reporting segment is recurring in nature, based on multi-year service contracts.

For fiscal 2015 and 2014, we generated revenue of $4,081 million and $4,371 million, respectively. During each of fiscal 2015 and 2014, product revenue represented 50% and services revenue represented 50% of our total revenue. For fiscal 2015 and 2014, revenue generated in the United States was 54% and 52%, respectively. For fiscal 2015 and 2014 we had a net loss of $144 million and $231 million and Adjusted EBITDA of $900 million and $898 million, respectively. See “EBITDA and Adjusted EBITDA” for a definition and explanation of Adjusted EBITDA and a reconciliation of loss from continuing operations to Adjusted EBITDA.
History
We have a long history of innovation dating back to our research and development roots in Bell Laboratories when we were part of AT&T. Avaya was formerly the Business Communications business unit of Lucent Technologies, Inc. ("Lucent"), a 1996 spin-off from AT&T. Since our own spin-off from Lucent in 2000, we have been a leading provider of unified communications and contact center products and services and more recently business collaboration products and serves to our customers. We operated as a public company with common stock traded on the New York Stock Exchange from October 1, 2000 until acquired by affiliates of our Sponsors on October 26, 2007.

Initial Registration Statement of Parent
Avaya is a wholly owned subsidiary of Avaya Holdings Corp., a Delaware corporation ("Parent"). Parent was formed by affiliates of two private equity firms, Silver Lake Partners ("Silver Lake") and TPG Capital ("TPG") (collectively, the "Sponsors"). Silver Lake and TPG, through Parent, acquired Avaya in a transaction that was completed on October 26, 2007 (the “Merger”).
On June 9, 2011, Parent filed with the SEC a registration statement on Form S-1 (as amended from time to time, the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, Parent intends to use the net proceeds received in connection with this offering to pay certain amounts in connection with the termination of our management services agreement with affiliates of our Sponsors. Parent intends to use the remainder of the net proceeds, for working capital and other general corporate purposes, including repayment of a portion of Avaya Inc.'s long-term indebtedness, the potential redemption of some or all of Parent's Series A Preferred Stock and supporting the strategic growth opportunities of Avaya Inc. in the future. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.
See discussion in Note 1, "Background and Basis of Presentation - Merger" to our audited Consolidated Financial Statements.
Business Trends
There are a number of trends and uncertainties affecting our business. For example, we are dependent on general economic conditions and the willingness of our customers to invest in technology. In addition, the instability in the geopolitical environment in many parts of the world, the instability in the global credit markets, current economic challenges in China, and other disruptions put pressure on the global economy causing uncertainties. We were also affected by the unfavorable impact of foreign currency exchange rates on our business. We believe these uncertainties have impacted our customers’ willingness to spend on information technology and the manner in which they procure such technologies and services. This includes delays or rejection of capital projects, including the implementation of our products and services. In addition, we believe there is a growing market trend around Cloud consumption preferences with more customers exploring operating expense models as opposed to capital expense models for procuring technology. We believe the market trend toward Cloud models will continue as customers seek ways of reducing their overhead and other costs.
In fiscal 2015, we continued to transform Avaya into a software and service-led organization and focused our go-to-market efforts to drive growth in our flagship product lines and services such as Aura, Avaya Private Cloud Services ("APCS"), contact center and IP Office. We have worked to migrate customers from legacy products such as the Nortel and Tenovis product lines into our newer offerings. As a result software, professional services, and Cloud and managed services increased in fiscal 2015, while sales of our legacy product lines declined. Our core products such as gateways, servers, and phones or other software endpoints, are integral components to our flagship and legacy products. Accordingly, sales of our core products have declined as the decrease in sales of our legacy products were only partially offset by the increase in the sales of our flagship products. Further, we believe better utilization of SIP technology enables our customers to run their communication networks more efficiently, requiring fewer gateways and servers, which also contributed to lower demand for our core and legacy products. The lower demand for our legacy products has contributed in part to lower maintenance service revenue, which was partially offset by increases in APCS revenue.
As a result of a growing market trend around Cloud consumption more customers are exploring operational expense ("OpEx") models, rather than capital expenditure ("CapEx") models, for procuring technology. The shift to OpEx models enables customers to manage costs and efficiencies, by paying a subscription fee for business collaboration and communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a managed services or Cloud provider. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on OpEx models. As the trend towards the OpEx model continues, we have focused our go-to-market strategy on our APCS as well as our flagship product offerings. Since the beginning of fiscal 2014, as part of our go-to-market strategy we have made leadership changes, increased our front-line resources, conducted training, and are now focused on the systems and the accountability required to speed up the rate of execution. Throughout fiscal 2014 and 2015, our total contracted value for Cloud and managed services grew. As of September 30, 2015, we anticipate the total future revenues for these contracts to be in excess of $800 million. The values for these contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a period of time, typically three to seven years.

In part to address these market trends, on August 20, 2014 we entered into a multi-year agreement with HP Enterprise Services, LLC ("HP") pursuant to which the Company will outsource to HP certain delivery services in order to scale our operational cloud demand of customers. Together, the companies will also sell a combined portfolio of Unified Communications-as-a-service, Contact Center-as-a-service, and infrastructure modernization services. As part of that agreement, HP acquired specific assets owned by the Company and agreed to make available one or more additional financings to Avaya and its subsidiaries of up to $24 million per year for the sole purpose of financing the use of equipment for the performance of services under the agreement.
As we transition to a software and services organization, we continue to invest in research and development. During fiscal 2015 we have enhanced our product line with more than 100 new product releases. During the most recent quarter we delivered additional technology enhancements, including upgrades to our Aura and Call Center Elite platforms, strengthening of our work force automation capability, and increasing the capacity of our Session Border Controller. We also launched new networking products and expanded our Engagement Development Platform as we brought to market a number of new products, including the launch of Aura 7, Call Center Elite 7, and EDP 3.1.
We continued to supplement our internal research and development efforts with technology driven acquisitions during fiscal 2015, including our acquisitions of Knoahsoft, a provider of work force optimization technology and Esna a provider of browser integrated, unified communications capabilities. We also continue to leverage technologies from previous acquisitions. In December 2009, we acquired the enterprise business solutions business ("NES") of Nortel Networks Corporation in order to further expand our technology portfolio, enhance our customer base, broaden our indirect sales channel and provide us greater ability to compete globally. In June 2012, we acquired RADVISION Ltd. ("Radvision"), a global provider of videoconferencing and telepresence technologies over internet protocol ("IP") and wireless networks. The integrated Avaya and Radvision technology portfolios provides customers a highly integrated and interoperable suite of cost-effective, easy to use, high-definition video collaboration products, with the ability to interoperate with multiple mobile devices including Apple iPad and Google Android. On October 1, 2013, we acquired IT Navigator Ltd. ("IT Navigator") a global provider of Cloud, social media and management products and services. The integration of the Avaya and IT Navigator portfolios has added key management reporting and social media capabilities and enhanced Avaya's Cloud as well as its unified communication and contact center products. We believe the investments in NES, Radvision, IT Navigator, Knoahsoft, Esna and other acquisitions, as well as our ongoing investments in research and development, are helping us to capitalize on the increasing focus of enterprises on deploying collaboration products to increase productivity, reduce costs and complexity and gain competitive advantages, which is being further accelerated by a trend toward a more mobile workforce and the associated proliferation of devices.
We are continuing to expand our indirect channel to support our go-to-market strategy within our enterprise and midmarket customer bases. Since fiscal 2009 and the acquisition of NES, our indirect channel has grown from 53% to 75% of our product revenues. We believe this expansion of our indirect channel favorably impacts our financial results by reducing selling expenses and allowing us to reach more end users and grow our business, although sales through the indirect channel generally generate lower profits than direct sales due to higher discounts. In furtherance of our effort to maintain an effective business partner program, we continue to refine and expand our global coverage while better aligning our go-to-market strategy for our products and services with our enterprise and midmarket customer bases. We have been deploying new customer segmentation and enhanced geographic emphasis. For the midmarket, which we view as being 2000 seats or less, we have engaged a set of partners with threshold commitments specific to the midmarket. The program provides these partners with tightly integrated, bundled product offerings which include third party hosted Cloud instances as well as premise-based appliances, with the same software used in all deployments. We also implemented new sales compensation structures to better align compensation with a software and services model and to reflect our increasing orientation to the Cloud. Throughout fiscal 2015, we have brought additional industry-seasoned sales and technical personnel into customer and partner facing roles.
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
For fiscal 2015, 2014 and 2013, revenue outside of the U.S. represented 46%, 48% and 47% of total revenue, respectively. Further, foreign currency exchange rates and fluctuations have had an impact on our revenue, costs and cash flows from our international operations. Our primary currency exposures are to the euro, Indian rupee, British pound, Mexican peso and Chinese yuan. These exposures may change over time as business practices evolve and as the geographic mix of our business changes and we are not able to predict the impact that foreign currency fluctuations will have on future periods.

Refinancing of Debt
During fiscal 2015, 2014 and 2013, the Company completed several refinancing transactions.
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance (1) all of its senior secured term B-1 loans (“term B-1 Loans”) under its senior secured credit facility dated October 27, 2007 ("Senior Secured Credit Agreement") originally due October 26, 2014, and (2) $642 million of its 9.75% senior unsecured cash-pay notes and $742 million of its senior unsecured paid-in-kind (“PIK”) toggle notes (collectively, the "Old Notes") each originally due November 1, 2015. These transactions extended the maturity date of the $2.8 billion of refinanced debt by an additional three to six years and increased the associated interest rate.
On February 5, 2014, the Company completed Amendment No. 8 to the Senior Secured Credit Agreement pursuant to which the Company refinanced $1,138 million aggregate principal amount of senior secured term B-5 loans (“term B-5 Loans”) with the cash proceeds from the issuance of senior secured term B-6 loans (“term B-6 Loans”). On May 15, 2014, the Company redeemed 100% of the aggregate principal amount of its 9.75% senior unsecured cash-pay notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest, of $92 million and $58 million, respectively. The redemption price of $150 million was funded through cash on-hand of $10 million and borrowings of $140 million under the Company's revolving credit facilities.
On May 29, 2015, the Company completed Amendment No. 9 to the Senior Secured Credit Agreement pursuant to which the Company refinanced $2,058 million in aggregate principal amounts of senior secured term B-3 loans (“term B-3 Loans”), senior secured term B-4 loans (“term B-4 Loans”), and term B-6 Loans and repaid $32 million of revolving loans outstanding under its Senior Secured Credit Agreement in exchange for and with the proceeds from the issuance of $2,125 million in principal amount of senior secured term B-7 loans ("term B-7 Loans") maturing May 29, 2020.
On June 4, 2015, Avaya Inc., Citicorp USA, Inc. and the lenders party thereto completed Amendment No. 4 to the Company's senior secured asset-based revolving credit facility (the "Domestic ABL") which, among other things; (i) extended the stated maturity of the facility from October 26, 2016 to June 4, 2020 (subject to certain conditions specified in the Domestic ABL), (ii) increased the sublimit for letter of credit issuances under the Domestic ABL from $150 million to $200 million, and (iii) amended certain covenants and other provisions of the existing agreement. At the same time, certain foreign subsidiaries of the Company (the "Foreign Borrowers"), Citibank N.A. and the lenders party thereto entered into a new senior secured foreign asset-based revolving credit facility (the "Foreign ABL") which matures June 4, 2020 (subject to certain conditions specified in the Foreign ABL). Available credit under the Domestic ABL remains $335 million subject to availability under the borrowing base. Available credit under the Foreign ABL is $150 million subject to availability under the respective borrowing bases of the Foreign Borrowers.
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

Principal amounts of long term debt and long term debt net of discounts and issuance costs consists of the following:

	September 30, 2015		September 30, 2014
In millions	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$18	$18	$90	$88
Variable rate revolving loans under the Domestic ABL due June 4, 2020 (1)	55	55	40	40
Variable rate revolving loans under the Foreign ABL due June 4, 2020 (2)	20	20	—	—
Variable rate Term B-3 Loans due October 26, 2017	616	611	2,102	2,079
Variable rate Term B-4 Loans due October 26, 2017	1	1	1	1
Variable rate Term B-6 Loans due March 31, 2018	537	532	1,128	1,113
Variable rate Term B-7 Loans due May 29, 2020	2,112	2,077	—	—
7% senior secured notes due April 1, 2019	1,009	999	1,009	996
9% senior secured notes due April 1, 2019	290	286	290	285
10.50% senior secured notes due March 1, 2021	1,384	1,368	1,384	1,366
Total debt	$6,042	5,967	$6,044	5,968
Debt maturing within one year		(7)		(19)
Non-current portion of long-term debt		$5,960		$5,949

(1) On June 4, 2015, the Company amended the Domestic ABL which, among other things, extended the stated maturity from October 26, 2016 to June 4, 2020 subject to certain conditions specified in the Domestic ABL
(2) Maturity date is subject to certain conditions specified in the Foreign ABL.
The weighted average contractual interest rate of the Company's outstanding debt as of September 30, 2015 and 2014 was 7.3% and 6.9%, respectively.
The table below sets forth the annual maturities of our long-term debt (excluding unaccreted discount and issuance costs), for the next five years ending September 30th and thereafter, consist of:

In millions
2016	$25
2017	43
2018	1,179
2019	1,324
2020	2,087
2021 and thereafter	1,384
Total	$6,042
We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.
Continued Focus on Cost Structure
We continue our focus on profitability levels while maintaining our commitment to investment in the sales force transformation and research and development objectives discussed above. The Company has continued with cost savings programs designed to streamline its operations and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives.
We have executed on several gross margin improvement and other cost reduction initiatives and have extended the multi-year positive trend in gross margin. These initiatives included obtaining better pricing from our contract manufacturers and transportation vendors which has improved our product gross margins. In addition, we have streamlined our operations by redesigning the Avaya support website and continue to transition our customers from an agent-based support model to a self-

service/web-based support model. These improvements have allowed us to reduce the workforce and relocate positions to lower-cost geographies and improve our services gross margins.
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
During fiscal 2015, 2014 and 2013, the Company initiated cost savings programs to reduce headcount that included reaching agreements with the works council representing employees of certain of the Company's German and French subsidiaries for the elimination of positions, offering enhanced separation plans to certain management employees in the U.S., and other actions primarily focused in the U.S. and in Europe, Middle East and Africa ("EMEA"). As a result of these programs and the divestiture of two non-core businesses discussed below in fiscal 2014, the Company's workforce at September 2015, 2014 and 2013 was approximately 11,700, 13,100 and 14,500, respectively.
Reductions in real estate costs were achieved by: (1) eliminating redundant facilities, particularly research and development facilities, in similar geographic areas, (2) reductions in headcount, which decreased our real estate needs, and (3) reducing operating costs through more efficient facilities management. These initiatives enabled us to vacate and consolidate facilities particularly in Germany and the United Kingdom without affecting the quality or distribution of our products and services. Further, in part due to headcount reductions and office consolidations, we identified and sold four underutilized facilities during fiscal 2013 and 2014, generating additional cash of $55 million in aggregate. The operations associated with these facilities were either relocated to existing or smaller leased facilities or in certain cases we were able to lease-back a portion of the facility for our ongoing operations. The sale of these facilities not only generated additional cash but, as a result of reducing our real estate needs, provided for reductions in our real estate costs and overhead.
The Company's restructuring charges include employee separation charges such as, but not limited to, severance and employment benefit payments, social pension fund payments, and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees. The aggregate restructuring charges also include the future lease payments and payments made under lease termination agreements associated with vacated facilities. As of September 30, 2015, the remaining liability associated with these actions is $157 million. This liability includes $95 million of employee separation payments of which $66 million will be paid in fiscal 2016 and the balance through fiscal 2019, and $62 million of cash payments associated with lease obligations of vacated facilities of which $24 million will be paid in fiscal 2016 and the balance through fiscal 2022.
As a portion of our 2015 actions took place during the second half of fiscal 2015 and into fiscal 2016, the benefits are not fully reflected in our operating results as of September 30, 2015. We expect our operating margin to continue to improve in the foreseeable future as we begin to realize the full positive effects of our 2015 cost savings programs in our reported results. As we begin fiscal 2016, the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally. Although a specific plan does not exist at this time, the Company may take additional restructuring actions in the future, the costs of which could be material. All costs associated with such actions would be recognized in accordance with authoritative accounting guidance and the Company's accounting policies as outlined in Note 2, “Summary of Significant Accounting Policies - Restructuring Programs” and Note 9, “Business Restructuring Reserves and Programs,” to our audited Consolidated Financial Statements.
Divestitures
In order to remain focused on our business objectives, we have divested ourselves of two businesses which we obtained as part of larger acquisitions.
In March 2014, we sold the IT Professional Services ("ITPS") business that we acquired as part of our acquisition of NES. The ITPS business provides specialized information technology services exclusively to government customers in the U.S. In July 2014, we sold the Technology Business Unit ("TBU") which we acquired as part of our acquisition of Radvision. TBU is a software development business that licenses technologies to developers for their use and integration into their own products and includes protocol stacks, client framework solutions and network testing and monitoring tools. We do not view the ITPS or TBU businesses as core to our ongoing operations as a global provider of business collaboration and communication products and services or essential to the needs of our primary-customer base. As these businesses were not part of our long-term growth strategy we took the opportunity to monetize these assets and generated $127 million of cash while reducing the complexities of our operations.
Financial Operations Overview
The following describes certain components of our statement of operations and considerations impacting those results.
Revenue. We derive our revenue primarily from the sale and service of business collaboration and communications systems and applications. Our product revenue includes the sale of unified communications, contact center, midmarket enterprise communications, video and data networking products. Product revenue accounted for 50%, 50% and 51% of our total revenue for fiscal 2015, 2014 and 2013, respectively. Our services revenue includes product maintenance and support, professional services, including design and integration, and Cloud and managed services.
We employ a flexible go-to-market strategy with direct and indirect presence worldwide and as of September 30, 2015, we had approximately 9,300 channel partners. For fiscal 2015, 2014 and 2013 our product revenue from indirect sales represented approximately 75%, 75% and 76% of our total product revenue, respectively. Our revenue outside the United States represented 46%, 48% and 47% of our total revenue for fiscal 2015, 2014 and 2013, respectively.
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
Selling, General and Administrative ("SG&A") Expenses. Sales and marketing expenses primarily include personnel costs, sales commissions, travel, marketing promotional and lead generation programs, trade shows, professional services fees and related overhead expenses. We plan to continue to invest in development of our distribution channels by increasing the size of our field sales force and continue to develop the capabilities of our channel partners to enable us to expand into new geographies and further increase our sales to the midmarket across the world.
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
Research and Development ("R&D") Expenses. Research and development expenses primarily include personnel costs, outside engineering costs, professional services, prototype costs, test equipment, software usage fees and related overhead expenses. Research and development expenses are recognized when incurred. The level of research and development expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization and the level of our exploratory research. We conduct such activities in areas we believe will accelerate our longer term net revenue growth.
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

Restructuring Charges, net. In response to the global economic climate, the acquisitions of NES and Radvision and the Company’s commitment to control costs, the Company implemented initiatives designed to streamline the operations of the Company and generate cost savings. The Company exited and consolidated facilities and terminated or relocated certain job functions. The expenses associated with these actions are reflected in our operating results. As the Company continues to evaluate and identify additional operational synergies, additional cost saving opportunities may be identified and future restructuring charges may be incurred.
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
Loss on Extinguishment of Debt. The Company completed a series of transactions which allowed us to refinance certain of our debt arrangements. Under accounting principles generally accepted in the United States of America ("GAAP") the Company was required to account for certain of these transactions as an extinguishment of debt. A loss representing the difference between the reacquisition price of the original debt (including consent fees paid by Avaya to the holders of the original debt that consented to the transaction) and the carrying value of the old debt (including unamortized debt discount and debt issue costs) was recognized. See Note 10, “Financing Arrangements,” to our audited Consolidated Financial Statements.
Other Income (Expense), net. Other income (expense), net consists primarily of gains and losses on foreign currency transactions and foreign currency forward contracts, third party fees incurred in connection with certain debt modifications, changes to the reserves of certain tax indemnifications, interest income, and other gains and losses that are not considered part of the Company's ongoing major or central operations.
Income Taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Our effective income tax rate differs from the U.S. federal tax rate primarily due to (1) the effect of taxable income in certain non-U.S. jurisdictions, (2) changes in the valuation allowance established against the Company's deferred tax assets, (3) recognition of income tax benefit in the Consolidated Statement of Operations associated with tax charges on net gains/losses in other comprehensive income, particularly as it relates to pension and post-employment benefits and interest rate swaps, and (4) changes in estimates of uncertain tax positions. See discussion in Note 13, "Income Taxes" to our audited Consolidated Financial Statements.
Income (loss) from Discontinued Operations, Net of Income Taxes. On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustment and a net of $2 million in costs to sell. Income from discontinued operations for fiscal 2014 includes the gain on sale of the ITPS business of $52 million. As a result of the divestiture of the ITPS business, the results of operations and cash flows of this business have been classified as discontinued operations in all periods presented. See Note 5, “Divestitures - IT Professional Services Business,” to our audited Consolidated Financial Statements.
Selected Segment Information
Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions ("GCS") and Avaya Networking ("Networking"), make up Avaya's Enterprise Collaboration Solutions ("ECS") product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services ("AGS").
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
Through our AGS segment we help our customers evaluate, plan, design, implement, support, manage and optimize their enterprise communications networks to help them achieve enhanced business results. Our award-winning service portfolio includes product support, integration and professional services and Cloud and managed services that enable customers to optimize and manage their converged communications networks worldwide.

Dollars in millions	Fiscal year ended September 30, 2015				Fiscal year ended September 30, 2014
	Revenues		Gross Profit		Revenues		Gross Profit
	Dollar Amount	Percent of Total Revenue	Dollar Amount	Percent of Revenue	Dollar Amount	Percent of Total Revenue	Dollar Amount	Percent of Revenue
Global Communications Solutions	$1,796	44%	$1,189	66%	$1,953	45%	$1,241	64%
Avaya Networking	233	6%	97	42%	243	5%	107	44%
Enterprise Collaboration Systems	2,029	50%	1,286	63%	2,196	50%	1,348	61%
Avaya Global Services	2,052	50%	1,180	58%	2,175	50%	1,220	56%
Unallocated Amounts	—	—%	(36)	(1)	—	—%	(69)	(1)
	$4,081	100%	$2,430	60%	$4,371	100%	$2,499	57%

(1) Not meaningful
Financial Results Summary
The following table sets forth for fiscal 2015, 2014 and 2013, our results of operations as reported in our audited Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Fiscal years ended September 30,
In millions	2015	2014	2013
STATEMENT OF OPERATIONS DATA:
REVENUE
Products	$2,029	$2,196	$2,337
Services	2,052	2,175	2,241
	4,081	4,371	4,578
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	744	854	963
Amortization of acquired technology intangible assets	35	56	63
Services	872	962	1,022
	1,651	1,872	2,048
GROSS PROFIT	2,430	2,499	2,530
OPERATING EXPENSES
Selling, general and administrative	1,432	1,531	1,511
Research and development	338	379	445
Amortization of acquired intangible assets	226	227	228
Restructuring charges, net	62	165	200
Acquisition-related costs	1	—	1
	2,059	2,302	2,385
OPERATING INCOME	371	197	145
Interest expense	(452)	(459)	(467)
Loss on extinguishment of debt	(6)	(5)	(6)
Other income (expense), net	13	25	(14)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(74)	(242)	(342)
(Provision for) benefit from income taxes of continuing operations	(70)	(51)	35
LOSS FROM CONTINUING OPERATIONS	(144)	(293)	(307)
Income (loss) from discontinued operations, net of income taxes	—	62	(57)
NET LOSS	$(144)	$(231)	$(364)

Summary of the Fiscal Year Ended September 30, 2015 Compared with Fiscal Year Ended September 30, 2014
Our revenue for fiscal 2015 and 2014 was $4,081 million and $4,371 million, respectively, a decrease of $290 million or 7%. Revenues were primarily affected by declines in sales of our core and legacy product lines and the service revenues associated with those product lines and the unfavorable impact of foreign currencies particularly in Europe, Canada, and Latin America. These declines were partially offset by the growth in demand for our flagship product lines and associated professional services.
In fiscal 2015, we continued to transform Avaya into a software and service-led organization and focused our go-to-market efforts to drive growth in our flagship product lines and services such as Aura, Avaya Private Cloud Services ("APCS"), contact center and IP Office. We have worked to migrate customers from legacy products such as the Nortel and Tenovis product lines into our newer offerings. As a result software, professional services, and Cloud and managed services increased in fiscal 2015, while sales of our legacy product lines declined. Our core products such as gateways, servers, and phones or other software endpoints, are integral components to our flagship and legacy products. Accordingly, sales of our core products have declined as the decrease in sales of our legacy products were only partially offset by the increase in the sales of our flagship products. Further, we believe better utilization of SIP technology enables our customers to run their communication networks more efficiently, requiring fewer gateways and servers, which also contributed to lower demand for our core and legacy products. The lower demand for our legacy products has contributed in part to lower maintenance service revenue, which was partially offset by increases in APCS revenue.
As a result of a growing market trend around Cloud consumption preferences more customers are exploring OpEx models rather than CapEx models for procuring technology. The shift to OpEx models enables customers to manage costs and efficiencies, by paying a subscription fee for business collaboration and communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a managed services or Cloud provider. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on OpEx models. As the trend towards the OpEx model continues, we have focused our go-to-market strategy on our APCS as well as our flagship product offerings. Since the beginning of fiscal 2014, as part of our go-to-market strategy we have made leadership changes, increased our front-line resources, conducted training, and are now focused on the systems and the accountability required to speed up the rate of execution. Throughout fiscal 2014 and 2015, our total contracted value for Cloud and managed services grew. As of September 30, 2015, we anticipate the total future revenues for these contracts to be in excess of $800 million. The values for these contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a period of time, typically three to seven years.
The Company has maintained its focus on profitability levels and investing in future results and continued to implement cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions and in response to the global economic downturn. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. During fiscal 2015, the Company incurred restructuring charges of $62 million, the full benefits of which we have yet to realize in our operating results. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for fiscal 2015 and 2014 was $371 million and $197 million, respectively, an increase of $174 million. The increase in operating income reflects the continued benefit from our cost savings initiatives and is offset by the decrease in revenues as discussed above. In addition, our fiscal 2015 operating results compared to our fiscal 2014 results reflect, among other things:

•
a 3% decrease in gross profit primarily as a result of the decline in revenues discussed above, while gross margin increased to 59.5% in fiscal 2015 as compared to 57.2% in fiscal 2014 reflecting an improved revenue mix toward higher software revenues and the positive effects of our gross margin improvement initiatives;

•	a decrease in restructuring charges of $103 million as the Company initiated greater cost cutting actions during fiscal 2014, particularly in Europe;

•	lower depreciation and amortization charges as the Company sold under-utilized facilities and certain intangible assets have been fully amortized; and

•	favorable impact of foreign currency on our operating expenses.
Operating income includes non-cash depreciation and amortization of $371 million and $434 million and share-based compensation of $19 million and $25 million for fiscal 2015 and 2014, respectively.

On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. Income from discontinued operations of $62 million for fiscal 2014 includes the gain on the sale of the ITPS business of $52 million.
Net loss for fiscal 2015 and 2014 was $144 million and $231 million, respectively. The improvement in our net loss is primarily attributable to the increase in operating income as described above and lower interest expense as a result of fiscal 2014 refinancing transactions. These improvements were partially offset by higher third party fees incurred in connection with modifying certain debt during fiscal 2015 versus 2014. Further, our results for fiscal 2014 reflect $62 million of income from discontinued operations associated with the sale of the IT Professional Services business which was completed March 31, 2014.
Summary of the Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013
Our revenue for fiscal 2014 and 2013 was $4,371 million and $4,578 million, respectively, a decrease of $207 million or 5%. Revenues were primarily affected by declines in sales of our core and legacy product lines and the service revenues associated with those product lines. These declines were partially offset by the demand for our flagship product lines and professional services. We believe these trends in fiscal 2014 are consistent with the trends we experienced and discussed above for fiscal 2015, specifically the shift toward our flagship products which has detracted from the sales of our legacy products and associated services, the better utilization of SIP technology, and the growing market trend around Cloud consumption preferences with more customers exploring OpEx models, rather than CapEx models, for procuring technology.
The Company continues to evaluate opportunities to streamline its operations and generate cost savings which includes consolidating and exiting facilities and eliminating employee positions.
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
In addition to the changes in our revenues discussed above, our fiscal 2014 operating results compared to our fiscal 2013 results reflect, among other things:

•	a 1% decrease in gross profit primarily as a result of decreased revenues as discussed above, while gross margin increased to 57.2% in fiscal 2014 as compared to 55.3% in fiscal 2013;

•	additional selling expenses associated with our marketing rights at the Sochi Olympics and to support our go-to-market strategy within enterprise and midmarket customers;

•	a decrease in restructuring charges of $35 million as the Company initiated greater cost cutting actions during fiscal 2013; and

•	additional depreciation charges as the Company continues to consolidate and vacate under-utilized facilities.
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
Deferred Tax Assets
Our deferred tax assets are primarily a result of deductible temporary differences related to net operating loss (“NOL”) carryforwards, benefit obligations, tax credit carryforwards, and other accruals which are available to reduce taxable income in future periods. As of September 30, 2015, the Company had NOL carryforwards of $1,221 million, comprised of $389 million for U.S. federal, state and local taxes and $833 million in foreign jurisdictions. See Note 13, “Income Taxes” to our audited Consolidated Financial Statements for further details on our NOL carryforwards.

The U.S. Internal Revenue Code (“IRC” or the “Code”) contains provisions which limit the use of NOLs, U.S. federal tax credits and other tax attributes upon a change in ownership as defined by the Code. The Merger in October 2007 was a change of ownership subject to the loss limitation provision under the Code.
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
A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that some or all of its deferred tax assets will not be realized. At September 30, 2015, the Company's valuation allowance is $1,966 million, of which $1,138 million, $263 million, $507 million and $58 million relates to U.S., Germany, Luxembourg, and other foreign entities, respectively. Primarily as a result of significant book taxable losses incurred subsequent to the Merger, the Company's deferred tax assets exceed its deferred tax liabilities, exclusive of the U.S. deferred tax liabilities associated with indefinite-lived intangible assets. The Company is in a three-year cumulative book taxable loss position in the U.S. and other significant tax jurisdictions and expects to continue to incur significant interest expense related to its debt and amortization and depreciation expense associated with the Merger and acquisition of NES. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in assessing the realization of its deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including the U.S., Israel, Ireland, Germany, Luxembourg and France, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities. The recognition of valuation allowances will adversely affect the Company's effective income tax rate.
Results of Operations
Fiscal Year Ended September 30, 2015 Compared with Fiscal Year Ended September 30, 2014
Revenue
Our revenue for fiscal 2015 and 2014 was $4,081 million and $4,371 million, respectively, a decrease of $290 million or 7%. The following table sets forth a comparison of revenue by portfolio:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percent Change	Yr. to Yr. Percent Change, net of Foreign Currency Impact
Dollars in millions	2015	2014	2015	2014
GCS	$1,796	$1,953	44%	45%	(8)%	(6)%
Networking	233	243	6%	5%	(4)%	(3)%
Total product revenue	2,029	2,196	50%	50%	(8)%	(6)%
AGS	2,052	2,175	50%	50%	(6)%	(2)%
Total revenue	$4,081	$4,371	100%	100%	(7)%	(4)%

(1)	Not meaningful
GCS revenue for fiscal 2015 and 2014 was $1,796 million and $1,953 million, respectively, a decrease of $157 million or 8%. The decrease in GCS revenue was primarily attributable to lower demand for our legacy and core products and constrained sales execution, particularly in the U.S., and the unfavorable impact of foreign currency. These decreases in GCS revenue were partially offset by higher revenue from our flagship products as previously discussed.
Networking revenue for fiscal 2015 and 2014 was $233 million and $243 million, respectively, a decrease of $10 million or 4%. The decrease in Networking revenue is primarily attributable to the revenues associated with the Company's successful completion of its networking implementation at the Sochi Olympics in fiscal 2014 and the unfavorable impact of foreign currency. These decreases in Networking revenue were partially offset by increases associated with new product releases.
AGS revenue for fiscal 2015 and 2014 was $2,052 million and $2,175 million, respectively, a decrease of $123 million or 6%. The decrease in AGS revenue was primarily due to lower maintenance services revenues as a result of lower demand for our legacy and core products and the unfavorable impact of foreign currency. These decreases in AGS revenue were partially offset by higher revenue from Cloud and managed services and revenues from professional services. As previously discussed, revenues associated with Cloud and managed services contracts are recognized over a period of time, typically three to seven years.

The following table sets forth a comparison of revenue by location:

	Fiscal years ended September 30,
			Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2015	2014	2015	2014
U.S.	$2,203	$2,267	54%	52%	(3)%	(3)%
International:
EMEA	1,073	1,234	26%	28%	(13)%	(7)%
APAC—Asia Pacific	425	445	11%	10%	(4)%	(2)%
Americas International—Canada and Latin America	380	425	9%	10%	(11)%	(2)%
Total international	1,878	2,104	46%	48%	(11)%	(5)%
Total revenue	$4,081	$4,371	100%	100%	(7)%	(4)%
Revenue in the U.S. for fiscal 2015 and 2014 was $2,203 million and $2,267 million, respectively, a decrease of $64 million or 3%. The decrease in U.S. revenue was primarily attributable to lower sales of our core and legacy products and associated maintenance and constrained sales execution. These decreases in U.S. revenues were partially offset by higher revenue associated with our flagship products, professional services and Cloud and managed services. Revenue in EMEA for fiscal 2015 and 2014 was $1,073 million and $1,234 million, respectively, a decrease of $161 million or 13%. The decrease in EMEA revenue was primarily attributable to the unfavorable impact of foreign currency and lower sales of our core and legacy products and associated maintenance and Cloud. These decreases in EMEA revenue were partially offset by higher revenue from Cloud and managed services. Revenue in APAC for fiscal 2015 and 2014 was $425 million and $445 million, respectively, a decrease of $20 million or 4%. The decrease in APAC revenue was primarily attributable to lower revenues associated with our products and associated maintenance and the unfavorable impact of foreign currency. These decreases in APAC revenue were partially offset by higher revenue associated with Cloud and professional services. Revenue in Americas International for fiscal 2015 and 2014 was $380 million and $425 million, respectively, a decrease of $45 million or 11%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower revenues associated with products and associated maintenance, particularly in Brazil.
We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Fiscal years ended September 30,
			Percentage of ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
Dollars in millions	2015	2014	2015	2014
Direct	$501	$551	25%	25%	(9)%	(5)%
Indirect	1,528	1,645	75%	75%	(7)%	(6)%
Total ECS product revenue	$2,029	$2,196	100%	100%	(8)%	(6)%
Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Fiscal years ended September 30,
	Gross Profit		Gross Margin		Change
Dollars in millions	2015	2014	2015	2014	Amount	Percentage
GCS	$1,189	$1,241	66.2%	63.5%	$(52)	(4)%
Networking	97	107	41.6%	44.0%	(10)	(9)%
ECS	1,286	1,348	63.4%	61.4%	(62)	(5)%
AGS	1,180	1,220	57.5%	56.1%	(40)	(3)%
Unallocated amounts	(36)	(69)	(1)	(1)	33	(1)
Total	$2,430	$2,499	59.5%	57.2%	$(69)	(3)%

(1)	Not meaningful

Gross profit for fiscal 2015 and 2014 was $2,430 million and $2,499 million, respectively, a decrease of $69 million or 3%. The decrease is primarily attributable to the unfavorable impact of foreign currency, the decrease in sales volume, and higher customer discounts, particularly in Europe. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives, the increase in software sales as a percentage of revenues, which have higher gross margins, and the impact of lower amortization of acquired technology intangible assets. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. As a result of our gross margin improvement initiatives, higher software sales as a percentage of revenues and the impact of lower amortization of acquired technology intangible assets, and lower depreciation associated with the Company's Westminster, Colorado facility during fiscal 2014, gross margin increased to 59.5% for fiscal 2015 from 57.2% for fiscal 2014.
GCS gross profit for fiscal 2015 and 2014 was $1,189 million and $1,241 million, respectively, a decrease of $52 million or 4%. The decrease in GCS gross profit is primarily attributable to the unfavorable impact of foreign currency, lower sales volume and higher customer discounts particularly in Europe. These decreases were partially offset by the success of our gross margin improvement initiatives discussed above. As a result of our gross margin improvement initiatives and higher software sales as a percentage of revenues GCS gross margin increased to 66.2% for fiscal 2015 compared to 63.5% for fiscal 2014.
Networking gross profit for fiscal 2015 and 2014 was $97 million and $107 million, respectively, a decrease of $10 million or 9%. Networking gross margin decreased to 41.6% for fiscal 2015 from 44.0% for fiscal 2014. The decrease in Networking gross profit and gross margin is primarily attributable to the Company's successful networking implementation at the Sochi Olympics in fiscal 2014.
AGS gross profit for fiscal 2015 and 2014 was $1,180 million and $1,220 million, respectively, a decrease of $40 million or 3%. The decrease in AGS gross profit is primarily due to lower services revenue and the unfavorable impact of foreign currency. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a largely self-service/web-based support model. Our gross margin improvement initiatives have enabled us to reduce the workforce and relocate positions to lower-cost geographies. As a result of the above factors, AGS gross margin increased to 57.5% for fiscal 2015 compared to 56.1% for fiscal 2014.
Unallocated amounts for fiscal 2015 and 2014 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is attributable to lower amortization associated with technology intangible assets acquired in prior periods and $6 million of additional depreciation related to the change in estimates of salvage value and useful life of the Company's Westminster, Colorado facility during the six months ended March 31, 2014.
Operating Expenses
The following table sets forth a comparison of operating expenses:

	Fiscal years ended September 30,
			Percentage of Revenue		Change
Dollars in millions	2015	2014	2015	2014	Amount	Percentage
Selling, general and administrative	$1,432	$1,531	35.1%	35.0%	$(99)	(6)%
Research and development	338	379	8.3%	8.7%	(41)	(11)%
Amortization of acquired intangible assets	226	227	5.5%	5.2%	(1)	—%
Restructuring charges, net	62	165	1.5%	3.8%	(103)	(62)%
Acquisition-related costs	1	—	—%	—%	1	(1)
Total operating expenses	$2,059	$2,302	50.4%	52.7%	$(243)	(11)%

(1)	Not meaningful
SG&A expenses for fiscal 2015 and 2014 were $1,432 million and $1,531 million, respectively, a decrease of $99 million. The decrease was primarily attributable to the favorable impact of foreign currency, the cost of the marketing rights and other marketing expenses associated with the Sochi Olympics, $24 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility, the resolution of certain commercial and intellectual property legal disputes during the three months ended June 30, 2014 and our cost savings initiatives. Our cost savings initiatives include exiting and consolidating facilities, reducing the workforce and relocating positions to lower-cost geographies. The decrease was partially offset by higher employee costs, other marketing expenses and selling costs.

R&D expenses for fiscal 2015 and 2014 were $338 million and $379 million, respectively, a decrease of $41 million. The decrease was primarily due to lower expenses associated with our cost savings initiatives discussed above and the favorable impact of foreign currency.
Amortization of acquired intangible assets for fiscal 2015 and 2014 was $226 million and $227 million, respectively.
Restructuring charges, net, for fiscal 2015 and 2014 were $62 million and $165 million, respectively, a decrease of $103 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2015 include employee separation costs of $52 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $10 million primarily related to facilities in the U.S. Restructuring charges recorded during fiscal 2014 include employee separation costs of $152 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $13 million primarily related to facilities in the U.S. The EMEA charges include approved plans in the third and fourth quarters of fiscal 2014 for the elimination of 121 and 165 positions and resulted in a charge of $26 million and $39 million, respectively, for which the related payments are expected to be completed in fiscal 2016. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 172 positions and resulted in a charge of $10 million. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Acquisition-related costs for fiscal 2015 were $1 million and include third-party legal and other costs related to business acquisitions in fiscal 2015.
Operating Income
Fiscal 2015 operating income was $371 million compared to operating income of $197 million for fiscal 2014.
Operating income for fiscal 2015 and 2014 includes non-cash expenses for depreciation and amortization of $371 million and $434 million, and share-based compensation of $19 million and $25 million, respectively.
Interest Expense
Interest expense for fiscal 2015 and 2014 was $452 million and $459 million, respectively, which includes non-cash interest expense of $20 million and $19 million, respectively. Non-cash interest expense for each period includes amortization of debt issuance costs and accretion of debt discount. Cash interest expense for fiscal 2015 and 2014 was $432 million and $440 million, respectively, a decrease of $8 million. The decrease in cash interest expense is the result of certain debt refinancing transactions that occurred during fiscal 2014. This decrease in interest expense was partially offset by additional borrowings under our revolving credit facilities which we repaid in part with the refinancing transaction that took place on May 29, 2015. See Note 10, “Financing Arrangements” to our audited Consolidated Financial Statements.
Loss on Extinguishment of Debt
During fiscal 2015, we recognized a $6 million loss on extinguishment of debt associated with an amendment to our Senior Secured Credit Agreement completed on May 29, 2015, pursuant to which the Company refinanced a portion of its outstanding term B-3, term B-4 and term B-6 loans with the proceeds of the issuance of term B-7 loans maturing May 29, 2020. The loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issuance costs) for the portion of the refinanced debt accounted for as a debt extinguishment. During fiscal 2014, we recognized a $5 million loss on extinguishment of debt in connection with (1) the refinancing of $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of term B-6 loans and (2) the redemption of the aggregate principal amount plus accrued and unpaid interest of the Old Notes. See Note 10, "Financing Arrangements" to our audited Consolidated Financial Statements.
Other Income (Expense), Net
Other income (expense), net for fiscal 2015 was $13 million compared with $25 million in fiscal 2014.
Other income (expense), net for fiscal 2015 includes net foreign currency transaction gains of $14 million and $9 million associated with the release of a reserve related to a tax indemnification liability, partially offset by $8 million of third party fees incurred in connection with debt modification. Other income, net, for fiscal 2014 includes net foreign currency transaction gains of $18 million and the gain on the sale of the TBU business of $14 million, partially offset by $4 million of net charges associated with certain tax indemnifications, $2 million of third party fees incurred in connection with debt modifications, and a $2 million charge associated with the remeasurement of the monetary assets and liabilities of our Venezuelan subsidiary. Based on developments related to the foreign exchange process in Venezuela, the Company has changed the exchange rate used to remeasure its Venezuelan subsidiary's monetary assets and liabilities from the official exchange rate as established by the Venezuelan government to the “Complimentary System of Foreign Currency Acquirement” or SICAD rate.
Provision for Income Taxes of Continuing Operations
The provision for income taxes of continuing operations was $70 million and $51 million for fiscal 2015 and 2014, respectively. The Company's effective income tax rates for fiscal 2015 and 2014 differ from the U.S. federal tax rate primarily due to (1) the effect of taxable income in certain non-U.S. jurisdictions, (2) changes in the valuation allowance established against the Company's deferred tax assets and (3) changes in estimates of uncertain tax positions. During fiscal 2015 the Company recorded a correction to the prior period valuation allowance on deferred tax assets which decreased the provision for income taxes of continuing operations by $6 million. During fiscal 2014 the Company recorded a correction to prior period deferred tax assets and liabilities for certain foreign legal entities which decreased the provision for income taxes of continuing operations by $6 million. The Company evaluated each correction in relation to the period of adjustment, as well as the periods in which the adjustments originated, and concluded that each adjustment was not material to fiscal 2015 and 2014 or any other fiscal quarter or year.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for fiscal 2014 was $62 million. On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. Income from discontinued operations for fiscal 2014 includes the gain on the sale of the ITPS business of $52 million. See Note 5, “Divestitures - IT Professional Services Business,” to our audited Consolidated Financial Statements.
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
AGS revenue for fiscal 2014 and 2013 was $2,175 million and $2,241 million, respectively, a decrease of $66 million or 3%. The decrease in AGS revenue was primarily due to lower maintenance and professional services revenues as a result of lower product sales particularly in the U.S. These decreases were partially offset by an increase in revenues from Cloud and managed services.

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
Revenue in the U.S. for fiscal 2014 and 2013 was $2,267 million and $2,430 million, respectively, a decrease of $163 million or 7%. The decrease in U.S. revenue was primarily attributable to lower sales associated with our core and legacy products which contributed to lower revenues from maintenance and professional services. These decreases in U.S. revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in EMEA for fiscal 2014 and 2013 was $1,234 million and $1,239 million, respectively, a decrease of $5 million or less than 1%. The decrease in EMEA revenue was primarily attributable to lower sales associated with core and legacy products which contributed to lower revenues from maintenance and professional services. These decreases in EMEA revenue were partially offset by the favorable impact of foreign currency, higher revenue from Cloud and managed services performed under contracts entered into in prior periods, and the Company's successful completion of its networking deployment at the Sochi Olympics. Revenue in APAC for fiscal 2014 and 2013 was $445 million and $457 million, respectively, a decrease of $12 million or 3%. The decrease in APAC revenue was primarily attributable to lower sales associated with our core and legacy products and the unfavorable impact of foreign currency. These decreases in APAC revenue were partially offset by higher revenue from Cloud and managed services performed under contracts entered into in prior periods. Revenue in Americas International was $425 million and $452 million for fiscal 2014 and 2013, respectively, a decrease of $27 million or 6%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower sales associated with our core and legacy products. The decreases in Americas International revenue were partially offset by higher sales of our contact center products and higher revenue from Cloud and managed services performed under contracts entered into in prior periods.
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
Networking gross profit for fiscal 2014 and 2013 was $107 million and $101 million, respectively, an increase of $6 million or 6%. Networking gross margin increased to 44.0% for fiscal 2014 from 41.7% for fiscal 2013. The decrease in Networking gross profit and margin were due to higher revenues associated with several new product launches beginning in July 2013, the Company's successful completion of its networking deployment at the Sochi Olympics and our gross margin improvement initiatives.
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
Unallocated amounts for fiscal 2014 and 2013 include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts is attributable to lower amortization associated with technology intangible assets acquired in prior periods partially offset by $6 million of additional depreciation related to the change in the estimates of salvage value and useful life of the Company's Westminster, Colorado facility.

Operating Expenses
The following table sets forth a comparison of operating expenses:

	Fiscal years ended September 30,
			Percentage of Revenue		Change
Dollars in millions	2014	2013	2014	2013	Amount	Percentage
Selling, general and administrative	$1,531	$1,511	35.0%	33.0%	$20	1%
Research and development	379	445	8.7%	9.7%	(66)	(15)%
Amortization of acquired intangible assets	227	228	5.2%	5.0%	(1)	—%
Restructuring charges, net	165	200	3.8%	4.4%	(35)	(18)%
Acquisition-related costs	—	1	—%	—%	(1)	(100)%
Total operating expenses	$2,302	$2,385	52.7%	52.1%	$(83)	(3)%
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
Restructuring charges, net, for fiscal 2014 and 2013 were $165 million and $200 million, respectively, a decrease of $35 million. The Company continued to identify opportunities to streamline its operations and generate cost savings which included consolidating and exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2014 include employee separation costs of $152 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $13 million primarily related to facilities in the U.S. The EMEA charges include approved plans in the third and fourth quarters of fiscal 2014 for the elimination of 121 and 165 positions and resulted in a charge of $26 million and $39 million, respectively, for which the related payments are expected to be completed in fiscal 2016. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. A voluntary program offered to certain management employees in the U.S. resulted in the elimination of 172 positions and resulted in a charge of $10 million. Restructuring charges recorded during fiscal 2013 include employee separation costs of $139 million and lease obligations of $61 million. These costs primarily include the payments associated with employee severance actions in EMEA and the U.S. and lease obligations associated with the vacated portion of a facility in Frankfurt, Germany, and facilities in the United Kingdom and the U.S. The severance actions in EMEA provided for the elimination of 234 positions and resulted in a charge of $48 million. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. Enhanced severance plans were offered to certain management employees in the U.S. in the first and third quarters of fiscal 2013 and resulted in the elimination of 196 and 447 positions and restructuring charges of $9 million and $20 million, respectively. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
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
During fiscal 2013, the Company completed a series of transactions which allowed the Company to refinance term loans under its Senior Secured Credit Agreement that originally matured October 26, 2014 and substantially all of its senior unsecured notes that were scheduled to mature on November 1, 2015. As a result of these debt refinancing transactions, the interest rate associated with the portion of the Company's debt that was refinanced increased. See Note 10, "Financing Arrangements" to our audited Consolidated Financial Statements.
Loss on Extinguishment of Debt
During fiscal 2014, we recognized a $5 million loss on extinguishment of debt in connection with (1) the refinancing of $1,138 million aggregate principal amount of term B-5 loans with the cash proceeds from the issuance of term B-6 loans and (2) the redemption of the aggregate principal amount plus accrued and unpaid interest of the Old Notes. During fiscal 2013, we recognized a $6 million loss on extinguishment of debt in connection with (1) the issuance of our 9% Senior Secured Notes and the payment of $284 million of our term B-5 loans and (2) the refinancing of $584 million of outstanding term B-1 loans. In each period, the loss represents the difference between the reacquisition price and the carrying value (including unamortized discount and debt issues costs) of the debt. See Note 10, "Financing Arrangements" to our audited Consolidated Financial Statements.
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
(Provision for) Benefit from Income Taxes of Continuing Operations
For fiscal 2014 the provision for income taxes of continuing operations was $51 million as compared to the benefit from income taxes of continuing operations of $35 million for fiscal 2013. The Company’s income tax provision for the fiscal years presented primarily relates to earnings of certain profitable foreign tax jurisdictions.
The Company's effective income tax rates for fiscal 2014 and 2013 differ from the U.S. federal tax rate primarily due to (1) tax rate changes on foreign earnings, (2) settlements of certain international tax exams and (3) changes in valuation allowance established against the Company’s deferred income tax assets. Further in fiscal 2013 the company recognized a $96 million benefit as a result of net gains in other comprehensive income primarily relating to pension benefits, and $17 million of income tax benefit recognized upon the expiration of certain interest rate swaps. The tax effect of such interest rate swaps was recognized in other comprehensive income prior to the establishment of a valuation allowance against the Company's U.S. net deferred tax assets and was eliminated following the expiration of the final interest rate swap upon which the tax effect was established. In addition, during the third quarter of fiscal 2014 the Company recorded corrections to prior period deferred tax assets and liabilities for certain foreign legal entities. This adjustment decreased the provision for income taxes of continuing operations by $6 million. The Company evaluated the each correction in relation to the quarter and fiscal year, as well as the periods in which the adjustment originated, and concluded that the adjustment was not material to the current period or any prior quarter or year. See Note 13, “Income Taxes” to our audited Consolidated Financial Statements.
Income (Loss) from Discontinued Operations, Net of Income Taxes
Income from discontinued operations for fiscal 2014 was $62 million and compares to a loss from discontinued operations for fiscal 2013 of $57 million. On March 31, 2014, the Company completed the sale of its ITPS business for a final sales price of $101 million, inclusive of $3 million of working capital adjustments and net of $2 million in costs to sell. Income from discontinued operations for fiscal 2014 includes the gain on the sale of the ITPS business of $52 million. Loss from discontinued operations for the fiscal 2013 included the impact of an $89 million impairment charge to goodwill. See Note 5, “Divestitures - IT Professional Services Business,” to our audited Consolidated Financial Statements.

Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be adequate to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business over the next twelve months and have not had a significant impact on our liquidity as of September 30, 2015. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities to enable us to repay our debt, or to fund other liquidity needs. Although we have been successful in refinancing our debt in the past, there is no assurance we will be able to refinance our debt prior to its maturity in the future.
Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the periods indicated:

	Fiscal years ended September 30,
In millions	2015	2014	2013
Net cash (used for) provided by:
Net loss	$(144)	$(231)	$(364)
Income (loss) from discontinued operations, net of income taxes	—	62	(57)
Loss from continuing operations	(144)	(293)	(307)
Adjustments to net loss for non-cash items	444	467	381
Changes in operating assets and liabilities	(85)	(138)	57
Continuing operating activities	215	36	131
Discontinued operating activities	—	4	20
Operating activities	215	40	151
Continuing investing activities	(129)	(33)	(113)
Discontinued investing activities	—	101	—
Investing activities	(129)	68	(113)
Financing activities	(53)	(60)	(79)
Effect of exchange rate changes on cash and cash equivalents	(32)	(14)	(8)
Net increase (decrease) in cash and cash equivalents	1	34	(49)
Cash and cash equivalents at beginning of year	322	288	337
Cash and cash equivalents at end of year	$323	$322	$288
Operating Activities
Cash provided by operating activities was $215 million, $40 million and $151 million for fiscal 2015, 2014 and 2013, respectively.
Adjustments to reconcile net loss to net cash provided by operations for fiscal 2015, 2014 and 2013 were $444 million, $467 million and $381 million, and primarily consisted of depreciation and amortization of $371 million, $434 million and $455 million, deferred income taxes of $29 million, $22 million and $(101) million, unrealized (gain) loss on foreign currency exchange of $(4) million, ($15) million and $(23) million, non-cash interest expense of $20 million, $19 million and $21 million, third-party fees for debt modification and non cash charges associated with our refinancings of $11 million, $5 million, and $23 million, and share based compensation of $19 million, $25 million and $11 million, respectively.
Cash (used for) provided by changes in operating assets and liabilities for fiscal 2015, 2014 and 2013 were $(85) million, $(138) million and $57 million, respectively.
In fiscal 2015 changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents and was driven by payments associated with our employee incentive programs, the timing of payments to our vendors, and business restructuring reserves established in previous periods. These decreases were partially offset by increases in deferred revenues and collection of accounts receivable.

In fiscal 2014 changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents and was driven by payments associated with our employee incentive programs and benefit obligations and increases in receivables. These decreases were partially offset by reductions in our inventory levels and an increase in accounts payable.
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
Investing Activities
Net cash provided by (used for) investing activities for fiscal 2015, 2014 and 2013 was $(129) million, $68 million and $(113) million, and includes cash used for the acquisition of businesses of $24 million, $16 million and $2 million, capital expenditures of $124 million, $134 million and $110 million, payments to develop capitalized software of $0 million, $1 million and $14 million and proceeds from the sales of long-lived assets of $0 million, $101 million, and $23 million, respectively.
During fiscal 2015 we received proceeds of $22 million for the sale of equipment used in the performance of services under our agreement with HP.
During fiscal 2014, cash provided by investing activities included proceeds from the sale of the ITPS business of $101 million and the TBU business of $26 million. Also, during the fiscal 2014 the Company invested $10 million for less than a 6% equity interest in an unaffiliated privately-held company.
During fiscal 2013 the Company advanced to Parent $10 million in exchange for a note receivable. The principal amount of the note plus any accrued and unpaid interest are due in full October 28, 2017 (as modified) with interest at the rate of 1.85% (as modified). The proceeds of the note were used by Parent to partially fund an acquisition in October 2011. Once the acquisition was complete, Parent immediately merged the acquired entity with and into the Company, with the Company surviving the merger. The Company recognized $31 million of non-cash contributed capital associated with that merger.
Financing Activities
Net cash (used for) provided by financing activities for fiscal 2015, 2014 and 2013 was $(53) million, $(60) million and $(79) million, respectively, and primarily included proceeds from our financing agreements, offset by repayments and payments for debt issuance and modification costs.
Cash used for financing activities for fiscal 2015 includes cash proceeds of $2,100 million from the issuance of term B-7 loans maturing May 29, 2020. The proceeds from the issuance of the term B-7 loans were used to: (a) repay $2,054 million aggregate principal amounts of term B-3 loans, term B-4 loans, and term B-6 loans, (b) repay $32 million of revolving loans outstanding under our Senior Secured Credit Agreement, (c) pay $8 million of third party fees and expenses for debt modification costs incurred in the refinancing transaction, and (d) pay $1 million for interest accrued on the refinanced term and revolving credit loans through the date of the refinancing transaction. The redemption price of the term B-3 loans and term B-6 loans includes $1 million of paid-in-kind interest expense recognized in prior periods and $3 million of unamortized discount which is included in the loss on extinguishment of debt. In addition to the $32 million repaid with the proceeds of the term B-7 loans, we repaid another $90 million and borrowed $50 million of revolving loans under our Senior Secured Credit Agreement during fiscal 2015. We also made $12 million of payments related to the Company's sale-leaseback arrangement with HP.
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

Net cash (used for) provided by financing activities also include scheduled repayments of our long-term debt of $32 million, $38 million and $38 million in fiscal 2015, 2014 and 2013, respectively.
Contractual Obligations and Sources of Liquidity
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2015:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations (1)	$61	$22	$34	$5	$—
Operating lease obligations (2)	358	84	132	88	54
Purchase obligations with contract manufacturers and suppliers (3)	47	47	—	—	—
Other purchase obligations (4)	1,220	568	449	189	14
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016(5)	18	—	18	—	—
Variable rate revolving loans under the Domestic ABL due June 4, 2020 (5)	55	—	—	55	—
Variable rate revolving loans under the Foreign ABL due June 4, 2020 (5)	20	—	—	20	—
Variable rate Term B-3 Loans due October 26, 2017 (6)	616	—	616	—	—
Variable rate Term B-4 Loans due October 26, 2017 (6)	1	—	1	—	—
Variable rate Term B-6 Loans due March 31, 2018 (6)	537	—	537	—	—
Variable rate Term B-7 Loans due May 29, 2020 (6)	2,112	25	50	2,037
7% senior secured notes due April 1, 2019 (5)	1,009	—	—	1,009	—
9% senior secured notes due April 1, 2019 (5)	290	—	—	290	—
10.50% senior secured notes due March 1, 2021 (5)	1,384	—	—	—	1,384
Interest payments due on debt (7)	1,912	424	841	574	73
Benefit obligations (8)	153	153	—	—	—
Total	$9,793	$1,323	$2,678	$4,267	$1,525

(1)	The payments due for capital lease obligations do not include $6 million in future payments for interest.

(2)	Contractual obligations for operating leases include $68 million of future minimum lease payments pertaining to restructuring and exit activities.

(3)
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by us. If we do not meet these specified purchase commitments, we could be required to purchase the inventory. See Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements for further details on our purchase commitments.

(4)
Other purchase obligations represent an estimate of contractual obligations in the ordinary course of business, other than commitments with contract manufacturers and suppliers, for which we have not received the goods or services as of September 30, 2015. Although contractual obligations are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Other purchase obligations also includes estimated payments under the multi-year contract entered into with HP pursuant to which Avaya will outsource to HP certain delivery services associated with the APCS business including current specified customer contracts.

(5)
The contractual obligations for our revolving credit facilities and notes represent principal payments only. The maturity dates of the Domestic ABL and Foreign ABL are subject to conditions specified in the loan agreements.

(6)
The contractual cash obligations for the Senior Secured Credit Agreement represent the minimum principal payments owed per year. The contractual cash obligations do not reflect any contingent mandatory annual principal repayments that may be required to be made upon us achieving certain excess cash flow targets, as defined in our Senior Secured Credit Agreement.

(7)
The contractual cash obligations for interest payments represent the related interest payments on debt. The interest payments for the revolving credit facility under our Senior Secured Credit Agreement, Domestic ABL, Foreign ABL, senior secured term B-3 loans, senior secured term B-4 loans, senior secured term B-6 loans and senior secured term B-7 loans were calculated by applying an applicable margin to a projected LIBOR rate. The interest payments for the notes were calculated using the stated interest rate.

(8)
The Company sponsors non-contributory defined pension and postretirement plans covering certain employees and retirees. The Company’s general funding policy with respect to qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Most postretirement medical benefits are not pre-funded. Consequently, the Company makes payments as these retiree medical benefits are disbursed. At this time, the Company is unable to make a reasonably reliable estimate beyond fiscal 2016 of the timing of payments in connection with these liabilities.

As of September 30, 2015, the Company's unrecognized tax benefits ("UTBs") associated with uncertain tax positions were $252 million and interest and penalties related to these amounts were an additional $16 million.
Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, restructuring payments and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
In addition to our working capital requirements, we expect our primary cash requirements for fiscal 2016 to be as follows:

•
Debt service—We expect to make payments of approximately $451 million during fiscal 2016 in principal and interest associated with long-term debt and interest associated with our three revolving credit facilities, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of repayments we have made or may make under our revolving credit facilities. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facilities to meet business needs.

•
Restructuring payments—We expect to make payments of approximately $90 million to $100 million during fiscal 2016 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through September 30, 2015 and additional actions we may take in fiscal 2016 as the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend approximately $105 million to $120 million for capital expenditures during fiscal 2016.

•
Benefit obligations—We expect to make payments under our pension and postretirement obligations of $155 million during fiscal 2016. These payments include: $87 million to satisfy the minimum statutory funding requirements of our U.S. qualified pension plans, $7 million of payments under our U.S. benefit plans that are not pre-funded, $26 million under our non-U.S. benefit plans that are predominately not pre-funded and $35 million under our U.S. retiree medical benefit plan that is not pre-funded. See discussion in Note 14, “Benefit Obligations,” to our audited Consolidated Financial Statements.

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

The Company currently has three revolving credit facilities providing for borrowings of up to an aggregate of $503 million subject to certain contractual limitations. As discussed above, on June 4, 2015 the Company completed an amendment to the Domestic ABL and entered into a new Foreign ABL. The Domestic ABL and Foreign ABL expire June 4, 2020 (subject to certain conditions specified in the Domestic ABL and Foreign ABL) and provide credit availability up to $335 million and $150 million (subject to availability under the calculated borrowing bases as defined for each facility), respectively, to the Company in the form of loans and letters of credit. On June 5, 2015, the Company permanently reduced the senior secured multi-currency revolver under its Senior Secured Credit Agreement due October 26, 2016 from $200 million to $18 million and all letters of credit outstanding under the Senior Secured Credit Agreement were transferred to the Domestic ABL. At

September 30, 2015 outstanding borrowings were $55 million and $20 million, outstanding letters of credit were $119 million and $22 million, and remaining availability was $83 million and $101 million under our Domestic ABL and Foreign ABL, respectively. Our revolving credit facilities include customary conditions that, if not complied with, could restrict our availability to borrow. See Note 10, “Financing Arrangements” to our audited Consolidated Financial Statements.
On August 20, 2014, we signed an agreement with HP pursuant to which the Company will outsource to HP certain delivery services associated with the APCS business. In connection with that agreement, HP acquired specified assets owned by the Company. HP also agreed to make available one or more additional financings to Avaya and its subsidiaries of up to $24 million per year for the sole purpose of financing the use of equipment for the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred and is continuing as of the date any such financing is requested. During fiscal 2015 we received proceeds of $22 million in connection with the financing of equipment for the performance of services under our agreement with HP.
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
As of September 30, 2015 and 2014, our cash and cash equivalent balances held outside the U.S. were $109 million and $178 million, respectively. As of September 30, 2015, balances of cash and cash equivalents held outside the U.S. in excess of in-country needs and which could not be distributed to the U.S. without restriction were not material.
If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue additional equity. In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long-term or short-term debt or equity, if the market, and our credit facilities and the indentures governing our notes permit us to do so. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.
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

•
Interest Rates—Interest payments on a significant portion of our debt are based on floating interest rates. Rising interest rates will increase cash required for interest payments and adversely impact cash flows and liquidity.

•	Debt Ratings—Our ability to obtain external financing and the related cost of borrowing are affected by our debt ratings. See “Debt Ratings.”

•
Foreign Currency Exchange Rates—We are a global company with significant international operations and transact business in many currencies including the euro, Indian rupee, British pound, Mexican peso and Chinese yuan. If foreign currency exchanges rates were to fluctuate significantly particularly in the U.S. and Europe, it may have an impact on our revenue, costs, and expenses and adversely affect our ability to generate net cash from operating activities in a sufficient amount to meet our cash needs. From time to time we enter into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations. However, we do not attempt to hedge all exposures and any attempt to hedge certain foreign currency fluctuation risks may be unsuccessful and result in an adverse impact on our operating results and liquidity.

•
Future Acquisitions—We may from time to time in the future make acquisitions. Such acquisitions may require significant amounts of cash or may result in increased debt service requirements to the extent we assume or incur debt in connection with such acquisitions.

•
Litigation—In the ordinary course of business, the Company is involved in litigation, claims, government inquiries, investigations, charges and proceedings. See Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements. Our ability to successfully defend the Company against pending and future litigation may impact cash flows.

On October 23, 2014, in connection with a litigation matter, the Company filed a supersedeas bond with the Court in the amount of $63 million to stay execution of a judgment against it while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its existing credit facilities. In connection with this proceeding, an application was also filed seeking approximately $65 million as subsequently amended, for attorneys’ fees, expenses and costs through September 11, 2014 from the Company which the Company intends to contest. Once the initial application is resolved by the Court, the Company expects that a supplemental application will be made for activity beyond September 11, 2014. Once required, and in order to stay the enforcement of any award for attorneys' fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorneys' fees, expenses and costs, plus interest.  The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. See Note 19, "Commitments and Contingencies," to our audited Consolidated Financial Statements for additional details regarding this litigation matter.
Debt Ratings
As of September 30, 2015, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit raying of B- with a stable outlook from Standard and Poor's for our Company. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Debt Service Obligations
As of September 30, 2015, the contracted principal payments due under our indebtedness were $6,042 million, excluding capital lease obligations of $61 million, net of imputed interest. Our interest expense for fiscal 2015, 2014 and 2013 was $452 million, $459 million and $467 million, respectively, and includes $20 million, $19 million and $21 million of non-cash interest expense, respectively.
We continually monitor our exposure to the risk of increased interest rates. From time to time, the Company has entered into interest rate swap agreements to hedge against variability of cash flows related to changes in benchmark interest rates associated with certain borrowings under the senior secured credit facility. During fiscal 2013, each of the interest rate swap agreements we entered into in previous years reached maturity and since September 30, 2013 we have not entered into any interest rate swap agreements.
Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness. The Company has made all scheduled payments timely under the Senior Secured Credit Agreement and the indentures governing its notes.
Strategic Uses of Cash and Cash Equivalents
Our cash and cash equivalents balance was $323 million, $322 million and $288 million at September 30, 2015, 2014 and 2013.
Credit Facilities
We have entered into borrowing arrangements with several financial institutions in connection with the Merger on October 26, 2007 and the acquisition of NES in December 2009. During fiscal 2015, 2014 and 2013, the Company completed several refinancing transactions.
During the three months ended December 31, 2012, the Company completed three transactions which allowed the Company to refinance $848 million of term loans under the Senior Secured Credit Agreement that were scheduled to mature on October 26, 2014. These transactions were (1) an amendment to the senior secured multi-currency revolver and the Domestic ABL on

October 29, 2012 along with the extension of the maturity date of $135 million aggregate principal amount of senior secured term B-1 loans ("term B-1 loans"), (2) an amendment on December 21, 2012 along with the extension of the maturity date of $713 million aggregate principal amount of term B-1 loans and $134 million aggregate principal amount of senior secured term B-4 loans, and (3) the issuance on December 21, 2012 of $290 million of 9% senior secured notes due April 2019.
During the three months ended March 31, 2013, the Company refinanced the remaining $584 million of term B-1 loans with the cash proceeds from the issuance of $589 million aggregate principal amount of term B-5 loans maturing March 31, 2018.
Additionally, during the three months ended March 31, 2013, the Company refinanced $1,384 million of senior unsecured notes through (1) amendments to the Senior Secured Credit Agreement and the Domestic ABL permitting the refinancing of the 9.75% senior unsecured notes due 2015 and 10.125%/10.875% senior unsecured PIK toggle notes due 2015 (collectively, the “Old Notes”) with indebtedness secured by a lien on certain collateral on a junior-priority basis and (2) the exchange of $1,384 million of Old Notes for $1,348 million of 10.50% senior secured notes maturing March 1, 2021.
On February 5, 2014, the Company entered into Amendment No. 8 to the Senior Secured Credit Agreement, pursuant to which the Company refinanced in full all outstanding term B-5 loans with cash proceeds from the issuance of $1,136 million aggregate principal amount of term B-6 loans maturing March 31, 2018.  In addition, the Company paid $15 million in cash for certain fees and expenses incurred in connection with the refinancing.
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
On May 15, 2014, the Company redeemed 100% of the aggregate principal amount of its Old Notes due 2015 at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest of $150 million. The redemption was funded through cash on-hand of $10 million, borrowings of $100 million under the senior secured multi-currency revolver, and $40 million under the Domestic ABL.
On May 29, 2015, the Company entered into Amendment No. 9 to the Senior Secured Credit Agreement pursuant to which the Company issued $2,125 million of term B-7 loans maturing May 29, 2020, the proceeds of which were used to: (a) repay $1,473 million in principal amounts of term B-3 loans maturing October 26, 2017, $0.4 million in principal amounts of term B-4 loans maturing October 26, 2017, and $581 million of term B-6 loans maturing March 31, 2018, (b) repay $32 million of revolving loans outstanding under its Senior Secured Credit Agreement, (c) fund $33 million in original issue discounts, fees and expenses incurred in connection with the refinancing transaction, and (d) pay $1 million for interest accrued on the refinanced term and revolving credit loans through the date of the refinancing transaction. The term B-7 loans bear interest at a rate per annum equal to either a base rate (subject to a floor of 2.00%) or a LIBOR rate (subject to a floor of 1.00%), in each case plus an applicable margin. The base rate is determined by reference to the higher of (1) the prime rate of Citibank and (2) the federal funds effective rate plus one half of 1%. The applicable margin for borrowings of term B-7 loans is 4.25% per annum with respect to base rate borrowings and 5.25% per annum with respect to LIBOR borrowings, in each case, subject to increase pursuant to the terms of the Credit Agreement.
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
As of September 30, 2015, term loans outstanding under the Senior Secured Credit Agreement include term B-3 loans, term B-4 loans, term B-6 loans and term B-7 loans with remaining face values (after all principal payments through September 30, 2015) of $616 million, $1 million, $537 million and $2,112 million respectively. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
The Company is not in default under any of its debt agreements.
See Note 10, “Financing Arrangements,” to our audited Consolidated Financial Statements.
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
We are party to several types of agreements, including surety bonds, purchase commitments, product financing arrangements and performance guarantees, which are fully discussed in Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements.
Legal Proceedings and Environmental, Health and Safety Matters
We are subject to certain legal proceedings, which are fully discussed in Note 19, “Commitments and Contingencies,” to our audited Consolidated Financial Statements.

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before income taxes, interest expense, interest income and depreciation and amortization and excludes the results of discontinued operations. EBITDA provides us with a measure of operating performance that excludes items that are outside the control of management, which can differ significantly from company to company depending on capital structure, the tax jurisdictions in which companies operate and capital investments. Under the Company’s debt agreements, the ability to draw down on the revolving credit facilities or engage in activities such as incurring additional indebtedness, making investments and paying dividends is tied in part to ratios based on a measure of adjusted EBITDA. As defined in our debt agreements, adjusted EBITDA is a non-GAAP measure of EBITDA further adjusted to exclude certain charges and other adjustments, including one-time charges, permitted in calculating covenant compliance under our debt agreements. Further, our debt agreements require that adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Moreover, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.
We also calculate Adjusted EBITDA for purposes other than debt covenant compliance using a different formulation than that allowed in our debt documents. Certain employee and management benefit plans are determined using financial targets based on Adjusted EBITDA. We also believe Adjusted EBITDA is more useful to the equity markets than the calculation of adjusted EBITDA permitted by our debt documents as it does not include adjustments for certain non-recurring events. In addition, we believe Adjusted EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our new capital structure following the Merger. Accordingly, Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, such as the Company’s pricing strategies, volume, costs and expenses of the organization and we present it in a way that can be more easily compared to prior quarters or fiscal years.
EBITDA and Adjusted EBITDA have limitations as analytical tools. Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, our formulation of Adjusted EBITDA allows the addition of certain non-cash charges that are deducted in calculating net income (loss), and restructuring charges, Sponsors' fees and other specific cash costs and expenses set forth in the following table and that portion of our pension costs, other post-employment benefits costs, and non-retirement post-employment benefits costs representing the amortization of pension service costs and actuarial gain or loss associated with these employment benefits. However, these are expenses that may recur, may vary and are difficult to predict.

The unaudited reconciliation of loss from continuing operations, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Fiscal years ended September 30,
In millions	2015	2014	2013
Loss from continuing operations	$(144)	$(293)	$(307)
Interest expense	452	459	467
Interest income	(1)	(2)	(2)
Provision for (benefit from) income taxes	70	51	(35)
Depreciation and amortization	371	434	455
EBITDA	748	649	578
Impact of purchase accounting adjustments	—	—	1
Restructuring charges, net	62	165	200
Sponsors’ fees (a)	7	7	7
Acquisition-related costs	1	—	1
Integration-related costs (b)	3	7	15
Divestiture-related costs (c)	—	2	—
Loss on extinguishment of debt (d)	6	5	6
Third-party fees expensed in connection with the debt modification (e)	8	2	18
Non-cash share-based compensation	19	25	11
Gain on investments and sale of long-lived assets, net	(1)	—	(1)
Gain on sale of TBU business	—	(14)	—
Change in certain tax indemnifications	(9)	4	—
Impairment of long-lived assets	—	—	1
Venezuela hyperinflationary and devaluation charges	—	2	1
Resolution of certain legal matters (f)	—	8	10
Gain on foreign currency transactions	(14)	(18)	(5)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (g)	69	51	79
Other	1	3	—
Adjusted EBITDA	$900	$898	$922

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

(d)
Loss on extinguishment of debt represents losses recognized in connection with certain debt refinancing transactions entered into during fiscal 2015, 2014 and 2013. The loss is based on the difference between the reacquisition price and the carrying value (including unamortized debt issue costs) of the debt. See Note 10, "Financing Arrangements," to our audited Consolidated Financial Statements.

(e)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with certain debt refinancing transactions entered into during fiscal 2015, 2014 and 2013. See Note 10, “Financing Arrangements,” to our audited Consolidated Financial Statements.

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

Use of Estimates and Critical Accounting Policies
Our Consolidated Financial Statements are based on the selection and application of GAAP, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.
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
Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Product revenue is generally recognized upon delivery and maintenance services revenue is generally recognized ratably over the period during which the services are performed, whereas revenue from Cloud and managed services is generally recognized based on usage, subject to contractual minimums. However, revenue for professional services arrangements is generally recognized upon completion of performance and revenue for arrangements that require acceptance of the product, system or solution, is recognized when the acceptance criteria have been met.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. Additionally, the accounting for income taxes requires the Company to evaluate and make an assertion as to whether undistributed foreign earnings will be indefinitely reinvested or repatriated.
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, subtopic 740-10, “Income Taxes-Overall” (“ASC 740-10”) prescribes a comprehensive model for the financial statement recognition, measurement, classification, and disclosure of uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
Significant judgment is required in evaluating uncertain tax positions and determining the provision for income taxes. Although the Company believes its reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the historical income tax provision and accruals. The Company adjusts its estimated liability for uncertain tax positions periodically due to new information discovered from ongoing examinations by, and settlements with various taxing authorities, as well as changes in tax laws, regulations and interpretations. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.
As part of the Company's accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment expenses associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the fiscal period any impairment is recorded. The income tax benefit from future releases of the acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the consolidated statements of operations, rather than as an adjustment to the purchase price allocation.
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
At July 1, 2015 the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and that it was not necessary to record impairment charges. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease in the fair value of each reporting unit at July 1, 2015 would not result in an impairment of goodwill for any reporting unit.
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
The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period.  The Company selects the assumed discount rate for its U.S. pension and postretirement plans by applying the rates from the Aon Hewitt AA Only and

Aon Hewitt AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the Aon Hewitt Euro AA corporate bond yield curve. Based on the published rates as of September 30, 2015, the Company used a weighted average discount rate of 4.23% for the U.S. pension plans, 2.53% for the non-U.S. pension plans, and 4.35% for the postretirement plans. For the U.S. pension plans, non-U.S. pension plans, and the postretirement plans, every one-percentage-point increase or decrease in the discount rate reduces or increases our benefit obligation by approximately $397 million, $82 million and $43 million, respectively.
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
The plans use different factors, including years of service, eligible compensation and age, to determine the benefit amount for eligible participants. The Company funds its U.S. pension plans in compliance with applicable laws. See Note 14, “Benefit Obligations,” to our audited Consolidated Financial Statements for a discussion of the Company’s pension and postretirement plans.
Effective October 1, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its U.S. pension and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. pension and postretirement benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For fiscal 2016, the change in estimate is expected to reduce U.S. pension and postretirement net periodic benefit plan cost by $30 million to $35 million when compared to the prior estimate.
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
New Accounting Guidance Recently Adopted
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
In the first quarter of fiscal 2015, the Company adopted Accounting Standards Update ("ASU") No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward

Exists." The standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The relevant presentation and disclosures have been applied prospectively.
Imputation of Interest
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
In August 2014, the FASB issued ASU No. 2014-15 "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard requires management to evaluate, at each annual and interim reporting period, the company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2017 and is not expected to have a material effect on the its Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software.” The standard amended the existing accounting standards for intangible assets and provides explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. This standard is effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.” The standard simplifies the measurement of inventory, by requiring that inventory be measured at the lower of cost and net realizable value as opposed to lower of cost or market. This standard is effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In September 2015, the FASB issued ASU 2015-16 "Business Combinations Simplifying the Accounting for Measurement-Period Adjustments." The standard requires that an acquirer recognize measurement-period adjustments in the period in which the adjustments are determined. The income effects of such measurement-period adjustments are to be recorded in the same period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement-period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2017 and is not expected to have a material effect on its Consolidated Financial Statements.

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

•	the strength of our current intellectual property portfolio and our intention to obtain patents and other intellectual property rights used in connection with our business;

•	our anticipated competition as the business collaboration market evolves;

•	our future cash requirements, including our primary cash requirements for the period October 1, 2015 through September 30, 2016;

•	the intention to use the net proceeds of any initial public offering conducted by Parent, among other things, to repay a portion of our existing indebtedness;

•	our future sources of liquidity, including any future refinancing of our existing debt or issuance of additional securities;

•	the uncertainties regarding our liquidity, including our ability to generate revenue, reduce costs, make future acquisitions and defend against litigation;

•	the impact of new accounting pronouncements; and

•	our expectations regarding the impact of legal proceedings, including antitrust, intellectual property or employment litigation.
Many factors could cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to develop and sell advanced business collaboration and communications products and services, including unified communications, networking products and contact center products;

•	our reliance on our indirect sales channel;

•	economic conditions and the willingness of enterprises to make technology investments;

•	the markets for our products and services;

•	our ability to remain competitive in the markets we serve;

•	our use of software from open source code sources;

•	our ability to retain and attract key employees;

•	our degree of leverage and its effect on our ability to raise additional capital and to react to changes in the economy or our industry;

•	our ability to integrate acquired businesses;

•	our ability to successfully transition toward or integrate the products of acquired businesses into our portfolio;

•	our ability to manage our supply chain and logistics functions;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our ability to maintain adequate security over information systems, products and services;

•	environmental, health and safety laws, regulations, costs and other liabilities, and climate change risks;

•	our ability to realize the benefits we expect from our cost reduction initiatives;

•	fluctuations in foreign currency exchange rates;

•	our ability to detect and fix design defects and "bugs";

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	risks relating to the transaction of business internationally; and

•	pension and post-retirement healthcare and life insurance liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
Recorded Transactions—The Company utilizes foreign currency forward contracts to hedge fluctuations associated with certain monetary assets and liabilities, primarily accounts receivable, accounts payable and certain intercompany obligations. However we do not attempt to hedge all our foreign currency exposures and are subject to remeasurement gain (loss) that is recorded in other income (expense), net in the Consolidated Statement of Operations.
The fair value of foreign currency forward contracts is sensitive to changes in foreign currency exchange rates. A 10% upward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a negative impact of $5 million, $16 million, and $8 million for fiscal 2015, 2014 and 2013, respectively. A 10% downward shift in the value of the foreign currencies that we trade against from the prevailing market rates would have had a positive impact of $4 million, $14 million and $13 million for fiscal 2015, 2014 and 2013, respectively.
Interest Rate Risk
From time to time, the Company has entered into interest rate swap agreements to hedge against the variability of cash flows related to changes in benchmark interest rates associated with certain borrowings under the senior secured credit facility. As of September 30, 2013 each of these agreements had matured and there are no outstanding interest rate swap agreements.
As of September 30, 2015, if 3 month LIBOR remains below 1.00%, a 25 bps increase in interest rates results in a change in our annual interest expense of $2 million and if 3 month LIBOR is greater than 1.00%, a 25 bps increase in interest rates results in a change in our annual interest expense of $8 million.
See Note 11, “Foreign Currency Forward Contracts and Interest Rate Swaps,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details.

Item 8.	Financial Statements and Supplementary Data
Avaya Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Avaya Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in stockholder’s deficiency and of cash flows present fairly, in all material respects, the financial position of Avaya Inc. and its subsidiaries (the “Company”) at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the Consolidated Financial Statements, the Company changed the timing of their annual impairment testing date for goodwill and indefinite-lived intangibles in 2014 and the manner in which it presents debt issuance costs in 2015.
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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 23, 2015

Avaya Inc.
Consolidated Statements of Operations
(In millions)

	Fiscal years ended September 30,
	2015	2014	2013
REVENUE
Products	$2,029	$2,196	$2,337
Services	2,052	2,175	2,241
	4,081	4,371	4,578
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	744	854	963
Amortization of acquired technology intangible assets	35	56	63
Services	872	962	1,022
	1,651	1,872	2,048
GROSS PROFIT	2,430	2,499	2,530
OPERATING EXPENSES
Selling, general and administrative	1,432	1,531	1,511
Research and development	338	379	445
Amortization of acquired intangible assets	226	227	228
Restructuring charges, net	62	165	200
Acquisition-related costs	1	—	1
	2,059	2,302	2,385
OPERATING INCOME	371	197	145
Interest expense	(452)	(459)	(467)
Loss on extinguishment of debt	(6)	(5)	(6)
Other income (expense), net	13	25	(14)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(74)	(242)	(342)
(Provision for) benefit from income taxes of continuing operations	(70)	(51)	35
LOSS FROM CONTINUING OPERATIONS	(144)	(293)	(307)
Income (loss) from discontinued operations, net of income taxes	—	62	(57)
NET LOSS	$(144)	$(231)	$(364)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive Loss
(In millions)

	Fiscal years ended September 30,
	2015	2014	2013
Net loss	$(144)	$(231)	$(364)
Other comprehensive (loss) income:
Pension, postretirement and postemployment benefit-related items, net of provision for income taxes of $0, $0 and $121 for fiscal 2015, 2014 and 2013, respectively	(218)	(201)	160
Cumulative translation adjustment, net of (provision for) benefit from income taxes of $(12), $0 and $4 for fiscal 2015, 2014 and 2013, respectively	34	7	(43)
Change in interest rate swaps, net of benefit from income taxes of $7 for fiscal 2013	—	—	20
Income tax benefit reclassified into earnings upon the expiration of certain interest rate swaps	—	—	(17)
Other comprehensive (loss) income	(184)	(194)	120
Comprehensive loss	$(328)	$(425)	$(244)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets
(In millions, except per share and shares amounts)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$323	$322
Accounts receivable, net	678	745
Inventory	174	197
Deferred income taxes, net	26	24
Other current assets	171	211
TOTAL CURRENT ASSETS	1,372	1,499
Property, plant and equipment, net	282	281
Deferred income taxes, net	34	52
Acquired intangible assets, net	970	1,224
Goodwill	4,074	4,047
Other assets	130	99
TOTAL ASSETS	$6,862	$7,202
LIABILITIES
Current liabilities:
Debt maturing within one year	$7	$19
Accounts payable	379	416
Payroll and benefit obligations	229	228
Deferred revenue	665	668
Business restructuring reserve, current portion	90	86
Other current liabilities	282	254
TOTAL CURRENT LIABILITIES	1,652	1,671
Long-term debt	5,960	5,949
Pension obligations	1,690	1,535
Other postretirement obligations	194	273
Deferred income taxes, net	262	249
Business restructuring reserve, non-current portion	67	119
Other liabilities	415	475
TOTAL NON-CURRENT LIABILITIES	8,588	8,600
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,981	2,962
Accumulated deficit	(4,975)	(4,831)
Accumulated other comprehensive loss	(1,384)	(1,200)
TOTAL STOCKHOLDER'S DEFICIENCY	(3,378)	(3,069)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$6,862	$7,202
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Changes in Stockholder's Deficiency
(In millions)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficiency
Balance as of October 1, 2012	$—	$2,926	$(4,236)	$(1,126)	$(2,436)
Share-based compensation		11			11
Net loss			(364)		(364)
Other comprehensive income				120	120
Balance as of September 30, 2013	—	2,937	(4,600)	(1,006)	(2,669)
Share-based compensation		25			25
Net loss			(231)		(231)
Other comprehensive loss				(194)	(194)
Balance as of September 30, 2014	—	2,962	(4,831)	(1,200)	(3,069)
Share-based compensation		19			19
Net loss			(144)		(144)
Other comprehensive loss				(184)	(184)
Balance as of September 30, 2015	$—	$2,981	$(4,975)	$(1,384)	$(3,378)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows
(In millions)

	Fiscal years ended September 30,
	2015	2014	2013
OPERATING ACTIVITIES:
Net loss	$(144)	$(231)	$(364)
Income (loss) from discontinued operations, net of income taxes	—	62	(57)
Loss from continuing operations	(144)	(293)	(307)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	371	434	455
Share-based compensation	19	25	11
Amortization of debt issuance costs	13	14	17
Accretion of debt discount	7	5	4
Non-cash charge for debt issuance costs upon redemption of term loans	3	3	5
Third-party fees expensed in connection with the debt modification	8	2	18
Premium on issuance of senior secured term B-5 loans	—	—	3
Payment of paid-in-kind interest	(1)	(9)	—
Provision for uncollectible receivables	—	—	1
Deferred income taxes	29	22	(101)
Gain on sale of investments and long-lived assets, net	(1)	—	(1)
Gain on sale of TBU business	—	(14)	—
Impairment of long-lived assets	—	—	1
Pension curtailments	—	—	(9)
Unrealized gain on foreign currency exchange	(4)	(15)	(23)
Changes in operating assets and liabilities:
Accounts receivable	70	(51)	72
Inventory	14	46	9
Accounts payable	(27)	19	(29)
Payroll and benefit obligations	(85)	(177)	(60)
Business restructuring reserve	(30)	42	38
Deferred revenue	13	24	80
Other assets and liabilities	(40)	(41)	(53)
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	215	36	131
NET CASH PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	—	4	20
NET CASH PROVIDED BY OPERATING ACTIVITIES	215	40	151
INVESTING ACTIVITIES:
Capital expenditures	(124)	(134)	(110)
Capitalized software development costs	—	(1)	(14)
Acquisition of businesses, net of cash acquired	(24)	(16)	(2)
Proceeds from sale of long-lived assets	—	101	23
Proceeds from sale-leaseback transactions	22	—	—
Proceeds from sale of TBU business	—	26	—
Proceeds from sale of investments	1	1	1
Purchase of investment	(1)	(10)	—
Advance to Parent	—	—	(10)
Other investing activities, net	(3)	—	(1)
NET CASH USED FOR CONTINUING INVESTING ACTIVITIES	(129)	(33)	(113)
NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES	—	101	—
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(129)	68	(113)
FINANCING ACTIVITIES:
Proceeds from Term B-7 Loans	2,100	—	—
Repayment of Term B-3 Loans	(1,473)	—	—
Repayment of Term B-6 Loans	(581)	—	—
Proceeds from Term B-6 Loans	—	1,136	—
Proceeds from 9% senior secured notes	—	—	290
Repayment of Term B-5 Loans	—	(1,138)	(284)
Proceeds from Term B-5 Loans	—	—	589
Repayment of Term B-1 Loans	—	—	(584)
Proceeds from Foreign ABL	60	—	—
Repayment of Foreign ABL	(40)	—	—
Proceeds from Domestic ABL	75	40	—
Repayment of Domestic ABL	(60)	—	—
Proceeds from borrowings on revolving loans under the Senior Secured Credit Agreement	50	100	—
Repayments of borrowings on revolving loans under the Senior Secured Credit Agreement	(122)	(10)	—
Repayment of senior unsecured cash pay notes	—	(58)	—
Repayment of senior unsecured PIK toggle notes	—	(83)	—
Debt issuance and third-party debt modification costs	(14)	(10)	(49)
Repayment of long-term debt	(32)	(38)	(38)
Payments related to sale-leaseback transactions	(12)	—	—
Other financing activities, net	(4)	1	(3)
NET CASH USED FOR FINANCING ACTIVITIES	(53)	(60)	(79)
Effect of exchange rate changes on cash and cash equivalents	(32)	(14)	(8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	34	(49)
Cash and cash equivalents at beginning of year	322	288	337
Cash and cash equivalents at end of year	$323	$322	$288
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
The Company sells directly through its worldwide sales force and through its global network of channel partners. As of September 30, 2015, Avaya had approximately 9,300 channel partners, including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
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
Acquisition of RADVISION Ltd.
On June 5, 2012, Avaya acquired RADVISION Ltd. (“Radvision”) a global provider of videoconferencing and telepresence technologies over internet protocol and wireless networks for $230 million in cash.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The Consolidated Financial Statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. These estimates include assessing the collectability of accounts receivable, sales returns and allowances, the use and recoverability of inventory, the realization of deferred tax assets, business restructuring reserves, pension and postretirement benefit costs, the fair value of equity compensation, the fair value of assets and liabilities acquired in business combinations, the recoverability of long-lived assets, and useful lives and impairment of tangible and intangible assets including goodwill, the amount of exposure from potential loss contingencies, and fair value measurements, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future recoverability of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated Financial Statements in the period they are determined to be necessary. Actual results could differ from these estimates.
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
Revenue Recognition
The Company derives revenue primarily from the sale of products, software, and services for communications systems and applications. The Company’s products are sold directly through its worldwide sales force and indirectly through its global network of distributors, service providers, dealers, value-added resellers, systems integrators and business partners. Services include (i) supplemental maintenance service, including services provided under contracts to monitor and optimize customers’ communications network performance; (ii) professional services for implementation and integration of converged voice and data networks, network security and unified communications; and (iii) Cloud or managed services. Maintenance contracts have terms that range from one to five years. Contracts for professional services typically have terms that range from four to six weeks for standard products and from six months to one year for customized products. Contracts for Cloud and managed services have terms that range from one to seven years.
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
Once the Company allocates revenue to each deliverable, the Company recognizes revenue in accordance with its policies when all revenue recognition criteria are met. Product revenue is generally recognized upon delivery and maintenance services revenue is generally recognized ratably over the period during which the services are performed, whereas revenue from Cloud and managed services is generally recognized based on usage, subject to contractual minimums. However, revenue for

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

professional services arrangements is generally recognized upon completion of performance and revenue for arrangements that require acceptance of the product, system or solution, is recognized when the acceptance criteria have been met.
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
The Company enters into foreign currency forward contracts with high credit quality financial institutions to manage short-term exchange rate risk and is exposed to losses in the event of nonperformance by the counterparties to these contracts. To date, no such counterparty has failed to meet its obligations to the Company.
The Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded net of reserves for sales returns and allowances and provisions for doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers. The allowances are based on analyses of historical trends, aging of accounts receivable balances and the creditworthiness of customers as determined by credit checks, analyses, and payment history. At September 30, 2015, one distributor accounted for approximately 14% of accounts receivable and on September 30, 2014, a different distributor accounted for approximately 11% of accounts receivable.
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
Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is recognized on a product-by-product basis generally on the straight-line method over a period of up to two years. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

immediately. Included in other assets at September 30, 2015 and 2014 is unamortized software development costs of $1 million and $8 million, respectively.
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
Internal Use Software
The Company capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is determined that the software will provide enhanced capabilities and modifications. Internal use software is amortized on a straight-line basis generally over three to seven years. Costs capitalized include payroll and related benefits, third party development fees and acquired software and licenses. General and administrative costs, overhead, maintenance and training, and the cost of the software that does not add functionality to existing systems, are expensed as incurred. The Company had unamortized internal use software costs included in Property, Plant and Equipment, net in the Consolidated Balance Sheets of $71 million and $51 million as of September 30, 2015 and 2014, respectively.
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
In fiscal 2013 and prior, Avaya performed its annual impairment test of goodwill on September 30th, its fiscal year end date. During fiscal 2014, the Company adopted a change in accounting principle whereby the annual impairment assessment of goodwill will be performed as of July 1st each year. The change in the testing date allows more time for analysis and is in line with the timing of the Company's annual strategic planning process. This change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the change described above is preferable. The Company will continue to test for impairment more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
In fiscal 2013 and prior, Avaya performed its annual impairment test of indefinite-lived intangible assets on September 30th, its fiscal year end date. During fiscal 2014, the Company adopted a change in accounting principle whereby the annual impairment assessment of indefinite-lived intangible assets will be performed as of July 1st each year. The change in the testing date allows more time for analysis and is in line with the timing of the Company's annual strategic planning process. This change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the change described above is preferable. The Company will continue to test for impairment more frequently if events occur or circumstances change that indicate an asset may be impaired.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Financial Instruments
The Company uses foreign currency forward contracts to manage and reduce risk to the Company by generating cash flows that offset the cash flows of certain transactions in foreign currencies in relation to their amounts and timing. The foreign currency forward contracts are used as risk management tools and not for speculative or trading purposes. As permitted under FASB ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the Company has elected not to designate its foreign currency forward contracts as hedges thereby precluding the use of hedge accounting for these instruments.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were $57 million, $68 million and $54 million in fiscal 2015, 2014 and 2013, respectively.
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
As part of the Company's accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets. Impairment expenses associated with goodwill are generally not tax deductible and will result in an increased effective income tax rate in the fiscal period any impairment is recorded. The income tax benefit from future releases of the acquisition date valuation allowances or income tax contingencies, if any, are reflected in the income tax provision in the consolidated statements of operations, rather than as an adjustment to the purchase price allocation.
Deferred Financing Costs
Deferred financing costs, which are recorded as a reduction of debt maturing within one year and long-term debt, are amortized using the effective interest method as interest expense over the contractual lives of the related credit facilities. As discussed in in Note 3, "Recent Accounting Pronouncements - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," the Company adopted a new accounting pronouncement which requires debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where the local currency is the functional currency, are translated from foreign currencies into U.S. dollars at period-end exchange rates while income and expenses are translated at the spot rate. Translation gains or losses related to net assets located outside the U.S. are shown as a component of accumulated other comprehensive loss in the Consolidated Statements of Changes in Stockholder’s Deficiency. Gains and losses resulting from foreign currency transactions, which are denominated in currencies other than Avaya’s functional currency, are included in other income (expense), net in the Consolidated Statements of Operations.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

3. Recent Accounting Pronouncements
New Standards Recently Adopted
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist
In the first quarter of fiscal 2015, the Company adopted Accounting Standards Update ("ASU") No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The relevant presentation and disclosures have been applied prospectively.
Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03 “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The Company adopted this guidance in the second quarter of fiscal 2015, which has been applied retrospectively. As a result of the adoption of this standard, unamortized debt issuance costs of $13 million originally included in other current assets and $42 million originally included in other assets, were reclassified as a reduction of debt maturing within one year and long-term debt, respectively, in the Consolidated Balance Sheet as of September 30, 2014.
Recent Standards Not Yet Effective
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09 “Revenue from Contracts with Customers.” The standard supersedes most of the current revenue recognition guidance under GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This new guidance is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted in the first quarter of fiscal 2018. The ASU may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. The Company is currently evaluating the method of adoption and the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In August 2014, the FASB issued ASU No. 2014-15 "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The standard requires management to evaluate, at each annual and interim reporting period, the company's ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This standard is effective for the Company beginning in the first quarter of fiscal 2017 and is not expected to have a material effect on its Consolidated Financial Statements.
In January 2015, the FASB issued ASU No. 2015-01 "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The standard eliminated from GAAP the concept of extraordinary items. This standard is effective for the Company beginning in the first quarter of fiscal 2016 and is not expected to have a material effect on its Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software.” The standard amended the existing accounting standards for intangible assets and provides explicit guidance to customers in determining the accounting for fees paid in a cloud computing arrangement, wherein the arrangements that do not convey a software license to the customer are accounted for as service contracts. This standard is effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory.” The standard simplifies the measurement of inventory, by requiring that inventory be measured at the lower of cost and net realizable value as opposed to lower of cost or market. This standard is effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In September 2015, the FASB issued ASU 2015-16 "Business Combinations Simplifying the Accounting for Measurement-Period Adjustments." The standard requires that an acquirer recognize measurement-period adjustments in the period in which the adjustments are determined. The income effects of such measurement-period adjustments are to be recorded in the same

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

period’s financial statements but calculated as if the accounting had been completed as of the acquisition date. The impact of measurement-period adjustments to earnings that relate to prior period financial statements are to be presented separately on the income statement or disclosed by line item. This standard is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2017 and is not expected to have a material effect on its Consolidated Financial Statements.
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
Other Acquisitions
During fiscal 2015, 2014 and 2013, the Company completed several other acquisitions primarily to enhance the Company’s technology portfolio which had an aggregate purchase price of $37 million, $2 million and $2 million, respectively.
Acquired intangible assets among other acquisitions were $13 million, $2 million and $1 million during fiscal 2015, 2014 and 2013, respectively. The acquired intangible assets are being amortized over a weighted average useful life of 4 years, on a straight-line basis. No in-process research and development was acquired in the acquisitions.
The excess of the purchase price over the assessment of the net tangible and intangible assets acquired in connection with these other acquisitions resulted in $30 million of goodwill in fiscal 2015, no goodwill in fiscal 2014 and less than $1 million in fiscal 2013, respectively. The premiums paid by the Company in the transactions are largely attributable to the acquisition of assembled workforces and the synergies and economies of scale provided to a market participant, particularly as it pertains to marketing efforts and customer base. None of the goodwill is deductible for tax purposes.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Discontinued Operations
Summarized financial information relating to the Company's discontinued operations are as follows:

	Fiscal years ended September 30,
In millions	2014	2013
SERVICES REVENUE	$53	$130
OPERATING INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$7	$(67)
Gain on sale of ITPS business	52	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	59	(67)
Benefit from income taxes from discontinued operations	3	10
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$62	$(57)
Operating loss from discontinued operations for fiscal 2013 includes a goodwill impairment charge of $89 million. During the three months ended March 31, 2013, the ITPS reporting unit experienced a decline in revenues as a result of reduced government spending in anticipation of sequestration and budget cuts. Additionally, there was uncertainty regarding how the U.S. government sequestration cuts would be implemented and the impact they would have on contractors supporting the government. As a result of these events, the Company determined that an interim impairment test of the reporting unit's goodwill should be performed.
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
Technology Business Unit
On July 31, 2014, Avaya completed the sale of assets and liabilities associated with the Technology Business Unit ("TBU") for $26 million, subject to working capital and other customary adjustments. As a result of the sale, a $14 million gain was recognized and included in other income (expense), net in the Consolidated Statements of Operations during fiscal 2014. TBU, which was acquired as part of the Radvision acquisition, is a software development business that licenses technologies to developers for their use and integration into their own products and includes protocol stacks, client framework solutions, and network testing and monitoring tools.
6. Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment at the reporting unit level which is one level below the Company’s operating segments. In fiscal 2013 and prior, Avaya performed its annual impairment test of goodwill on September 30th, its fiscal year end date. As discussed in Note 2, "Summary of Significant Accounting Policies-Goodwill," during fiscal 2014, the Company adopted a change in accounting principle whereby the annual impairment assessment of goodwill will be performed as of July 1st each year. The Company continues to test for impairment more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
At July 1, 2015, July 1, 2014 and September 30, 2013, the Company performed its annual goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their estimated fair values and therefore no impairment existed. However, if market conditions deteriorate, it may be necessary to record impairment charges in the future.
The changes in the carrying amount of goodwill by operating segment are as follows:

In millions	Global Communications Solutions	Networking	Avaya Global Services	Total
Balance as of October 1, 2013	$1,508	$—	$2,540	$4,048
Acquisitions	13	—	—	13
Sale of TBU business	(7)	—	(2)	(9)
Adjustments	(5)	—	—	(5)
Balance as of September 30, 2014	1,509	—	2,538	4,047
Acquisitions	30	—	—	30
Adjustments	(3)	—	—	(3)
Balance as of September 30, 2015	$1,536	$—	$2,538	$4,074

Balance as of September 30, 2015
Goodwill	$2,670	$—	$2,538	$5,208
Accumulated Impairment	(1,134)	—	—	(1,134)
	$1,536	$—	$2,538	$4,074
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s acquired intangible assets consist of:

In millions	Acquired technology and patents	Customer relationships and other intangibles	Trademarks and trade names	Total
Balance as of September 30, 2015
Gross Carrying Amount	$1,421	$2,306	$546	$4,273
Accumulated Amortization	(1,361)	(1,752)	—	(3,113)
Accumulated Impairment	—	—	(190)	(190)
	$60	$554	$356	$970
Balance as of September 30, 2014
Gross Carrying Amount	$1,419	$2,302	$546	$4,267
Accumulated Amortization	(1,330)	(1,523)	—	(2,853)
Accumulated Impairment	—	—	(190)	(190)
	$89	$779	$356	$1,224
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
In fiscal 2013 and prior, Avaya performed its annual impairment test of indefinite-lived intangible assets on September 30th, its fiscal year end date. As discussed in Note 2, "Summary of Significant Accounting Policies-Intangible and Long-lived Assets," during fiscal 2014, the Company adopted a change in accounting principle whereby the annual impairment assessment of indefinite-lived intangible assets will be performed as of July 1st each year. The Company continues to test for impairment more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
At July 1, 2015, July 1, 2014 and September 30, 2013, the Company performed its annual test of recoverability of indefinite-lived intangible assets. The Company determined that the respective book values of the Company’s indefinite-lived intangible assets did not exceed their estimated fair values and therefore no impairment existed.
Future amortization expense of acquired intangible assets for the years ending September 30 is as follows:

In millions
2016	$256
2017	224
2018	41
2019	30
2020 and thereafter	63
Total	$614

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

8. Supplementary Financial Information
Consolidated Statements of Operations Information

	Fiscal years ended September 30,
In millions	2015	2014	2013
DEPRECIATION AND AMORTIZATION
Amortization of software development costs included in costs	$7	$22	$34
Amortization of acquired intangible assets	261	283	291
Depreciation and amortization of property, plant and equipment and internal use software included in costs and operating expenses	103	129	130
Total depreciation and amortization	$371	$434	$455
OTHER INCOME (EXPENSE), NET
Interest income	$1	$2	$2
Gain on foreign currency transactions and forward contracts	14	18	5
Third party fees incurred in connection with debt modification	(8)	(2)	(18)
Gain on sale of TBU business	—	14	—
Venezuela hyperinflationary and devaluation charges	—	(2)	(1)
Change in certain tax indemnifications	9	(4)	—
Other, net	(3)	(1)	(2)
Total other income (expense), net	$13	$25	$(14)
Consolidated Balance Sheet Information

	Fiscal years ended September 30,
In millions	2015	2014	2013
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Accounts Receivable:
Balance at beginning of year	$31	$28	$24
Charged to expense	(3)	2	6
(Deductions) additions	(2)	1	(2)
Balance at end of year	$26	$31	$28
Deferred Tax Asset Valuation Allowance:
Balance at beginning of year	$1,628	$1,491	$1,451
Charged to expense	289	132	(54)
Additions	49	5	94
Balance at end of year	$1,966	$1,628	$1,491

	September 30,
In millions	2015	2014
PROPERTY, PLANT AND EQUIPMENT, NET
Land and improvements	$1	$1
Buildings and improvements	181	165
Machinery and equipment	248	302
Rental equipment	240	203
Assets under construction	11	22
Internal use software	213	174
Total property, plant and equipment	894	867
Less: Accumulated depreciation and amortization	(612)	(586)
Property, plant and equipment, net	$282	$281
Included in buildings and improvements is $9 million under a capital lease related to an office facility acquired in the acquisition of NES. Included in machinery and equipment is $16 million related to equipment acquired under capital leases.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental Cash Flow Information

	Fiscal years ended September 30,
In millions	2015	2014	2013
OTHER PAYMENTS
Interest payments	$417	$452	$473
Income tax payments	$56	$50	$39
NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of debt (1)	$—	$—	$1,384
Acquisition of equipment under capital lease	$—	$42	$—
(1) Represents exchange of $642 million of senior unsecured cash-pay notes and $742 million of senior unsecured paid-in-kind toggle notes each originally due November 1, 2015 for $1,384 million of 10.50% senior secured notes due March 1, 2021. See Note 10, “Financing Arrangements.”
9. Business Restructuring Reserves and Programs
Fiscal 2015 Restructuring Program
During fiscal 2015, the Company continued to identify opportunities to streamline operations and generate costs savings which included eliminating employee positions. Restructuring charges recorded during fiscal 2015 associated with these initiatives, net of adjustments to previous periods, were $62 million. These charges included employee separation costs of $52 million primarily associated with employee severance actions in the U.S. and Europe, Middle East and Africa ("EMEA"), for which the related payments are expected to be completed in fiscal 2019. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material.

In millions	Employee Separation Costs	Lease Obligations	Total
2015 restructuring charges	$52	$2	$54
Cash payments	(20)	—	(20)
Impact of foreign currency fluctuations	(1)	—	(1)
Balance as of September 30, 2015	$31	$2	$33
Fiscal 2014 Restructuring Program
During fiscal 2014, the Company continued to identify opportunities to streamline operations and generate costs savings which included exiting facilities and eliminating employee positions. Restructuring charges recorded during fiscal 2014 associated with these initiatives, net of adjustments to previous periods, were $165 million. These charges included employee separation costs of $155 million, primarily associated with employee severance actions of $123 million in EMEA and $24 million in the U.S. The EMEA charges include approved plans in the third and fourth quarters of fiscal 2014 for the elimination of 121 and 165 positions and resulted in a charge of $26 million and $39 million, respectively, for which the related payments are expected to be completed in fiscal 2019. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The charges in the U.S. included an enhanced separation plan that was offered to certain employees that will result in the elimination of 172 positions and a restructuring charge of $10 million, for which the related payments are expected to be completed in fiscal 2016.
Restructuring charges also included $9 million of lease obligations primarily in the U.S. The future lease obligations, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating facilities during fiscal 2014 are expected to continue through fiscal 2022.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the components of the fiscal 2014 restructuring program:

In millions	Employee Separation Costs	Lease Obligations	Total
2014 restructuring charges	$155	$9	$164
Cash payments	(34)	(2)	(36)
Impact of foreign currency fluctuations	(6)	—	(6)
Balance as of September 30, 2014	115	7	122
Cash payments	(42)	(4)	(46)
Adjustments (1)	(1)	4	3
Impact of foreign currency fluctuations	(11)	—	(11)
Balance as of September 30, 2015	$61	$7	$68

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
Restructuring charges also included $52 million of future lease obligations, which included $32 million of lease obligations associated with the Frankfurt, Germany facility vacated during fiscal 2014. The Company also recorded restructuring charges related to facilities vacated in the United Kingdom and the U.S. The future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with vacating or consolidating of facilities during fiscal 2013 are expected to continue through fiscal 2021.
The following table summarizes the components of the fiscal 2013 restructuring program :

In millions	Employee Separation Costs	Lease Obligations	Total
2013 restructuring charges	$142	$52	$194
Cash payments	(78)	(7)	(85)
Impact of foreign currency fluctuations	—	1	1
Balance as of September 30, 2013	64	46	110
Cash payments	(55)	(11)	(66)
Adjustments (1)	(3)	3	—
Impact of foreign currency fluctuations	—	(3)	(3)
Balance as of September 30, 2014	6	35	41
Cash payments	(4)	(9)	(13)
Adjustments (1)	1	3	4
Impact of foreign currency fluctuations	(1)	(3)	(4)
Balance as of September 30, 2015	$2	$26	$28

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2013 restructuring program are recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Fiscal 2008 through 2012 Restructuring Programs
During fiscal 2008 through 2012, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. The payments related to the headcount reductions identified in those programs are expected to be completed in fiscal 2018. Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2021.
The following table aggregates the remaining components of the fiscal 2008 through 2012 restructuring programs:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2012	$71	$64	$135
Cash payments	(59)	(18)	(77)
Adjustments (1)	(5)	5	—
Impact of foreign currency fluctuations	2	—	2
Balance as of September 30, 2013	9	51	60
Cash payments	(7)	(13)	(20)
Adjustments (1)	—	1	1
Impact of foreign currency fluctuations	1	—	1
Balance as of September 30, 2014	3	39	42
Cash payments	(1)	(10)	(11)
Adjustments (1)	—	1	1
Impact of foreign currency fluctuations	(1)	(3)	(4)
Balance as of September 30, 2015	$1	$27	$28

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009, through 2012 restructuring programs are recorded to the restructuring charges in operating expenses in the period of the adjustment. Also included in adjustments are changes in estimates whereby all increases in costs related to the fiscal 2008 restructuring reserve are recorded in the restructuring charges in operating expenses in the period of the adjustment and decreases in costs are recorded as adjustments to goodwill.

As a result of restructuring programs noted above and cost saving initiatives to consolidate facilities, the Company sold facilities in both fiscal 2014 and 2013, respectively. The Company is leasing portions of these facilities under separate agreements from the sales. The Company changed its estimates of the salvage values and useful lives of these buildings to reflect the sales prices and the closing dates of the sales. The changes to the estimated salvage values and the useful lives resulted in additional depreciation expense of $35 million and $21 million for fiscal 2014 and 2013, respectively.
10. Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of (a) a senior secured credit facility (the "Senior Secured Credit Agreement"), (b) a senior unsecured credit facility, which later became senior unsecured notes, and (c) a senior secured asset-based revolving credit facility (the "Domestic ABL"). The Senior Secured Credit Agreement consists of senior secured term loans and a senior secured multi-currency revolver. The financing arrangements were subsequently amended through a series of refinancing transactions and in connection with an acquisition as discussed below.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Principal amounts of long term debt and long term debt net of discounts and issuance costs consists of the following:

	September 30, 2015		September 30, 2014
In millions	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$18	$18	$90	$88
Variable rate revolving loans under the Domestic ABL due June 4, 2020 (1)	55	55	40	40
Variable rate revolving loans under the Foreign ABL due June 4, 2020 (2)	20	20	—	—
Variable rate Term B-3 Loans due October 26, 2017	616	611	2,102	2,079
Variable rate Term B-4 Loans due October 26, 2017	1	1	1	1
Variable rate Term B-6 Loans due March 31, 2018	537	532	1,128	1,113
Variable rate Term B-7 Loans due May 29, 2020	2,112	2,077	—	—
7% senior secured notes due April 1, 2019	1,009	999	1,009	996
9% senior secured notes due April 1, 2019	290	286	290	285
10.50% senior secured notes due March 1, 2021	1,384	1,368	1,384	1,366
Total debt	$6,042	5,967	$6,044	5,968
Debt maturing within one year		(7)		(19)
Non-current portion of long-term debt		$5,960		$5,949

(1) On June 4, 2015, the Company amended the Domestic ABL which, among other things, extended the stated maturity from October 26, 2016 to June 4, 2020 subject to certain conditions specified in the Domestic ABL.
(2) Maturity date is subject to certain conditions specified in the Foreign ABL.
Senior Secured Credit Agreement
As of October 1, 2012, the Senior Secured Credit Agreement consisted of (a) a senior secured multi-currency revolver allowing for borrowings of up to $200 million, (b) senior secured term B-1 loans ("term B-1 loans") with an outstanding principal amount of $1,434 million, and (c) senior secured term B-3 loans ("term B-3 loans") with an outstanding principal amount of $2,152 million.
On October 29, 2012, Avaya Inc. entered into Amendment No. 4 to the Senior Secured Credit Agreement which (i) extended the maturity of $135 million of term B-1 loans from October 26, 2014 to October 26, 2017 by converting such loans into a new tranche of senior secured term B-4 loans ("term B-4 loans"), (ii) provided the issuance of Incremental Replacement Secured Notes and Junior Secured Debt as described below under the heading “Domestic ABL” (except, pursuant to the Senior Secured Credit Agreement, such Incremental Replacement Secured Notes and Junior Secured Debt must be secured by a lien on the Collateral (as defined in the Senior Secured Credit Agreement) ranking junior to the lien securing the obligations under the Senior Secured Credit Agreement) and (iii) provided for the issuance of indebtedness to refinance a portion of the term loans outstanding under the Senior Secured Credit Agreement and to secure such indebtedness by a lien on the Collateral (as defined in the Senior Secured Credit Agreement) ranking junior to the lien securing the obligations under the Senior Secured Credit Agreement, subject to certain other conditions and limitations set forth in the Senior Secured Credit Agreement.
On December 21, 2012, Avaya Inc. entered into Amendment No. 5 to the Senior Secured Credit Agreement which (i) extended the maturities of $713 million term B-1 loans from October 26, 2014 to March 31, 2018 and $134 million term B-4 loans from October 26, 2017 to March 31, 2018, in each case, by converting such loans into a new tranche of senior secured of term B-5 loans ("term B-5 loans") and (ii) provided for the net proceeds from Credit Agreement Refinancing Indebtedness (as defined in the Senior Secured Credit Agreement) incurred or issued on December 21, 2012 to refinance, at the Company's election, any class or classes of senior secured term loans, including the new term B-5 loans.
Additionally, as discussed below, on December 21, 2012, the Company completed a private placement of $290 million senior secured notes (the "9% Senior Secured Notes"), the net proceeds of which were used to repay $284 million of term B-5 loans. Funds affiliated with TPG were holders of $22 million of term B-5 loans repaid with the proceeds of the 9% Senior Secured Notes.
On February 13, 2013, Avaya Inc. entered into Amendment No. 6 to the Senior Secured Credit Agreement which permitted the Company to refinance all the 9.75% senior unsecured notes (the "cash-pay notes") due 2015 and 10.125%/10.875% senior unsecured paid-in-kind ("PIK") toggle notes due 2015 (collectively, the "Old Notes") with indebtedness secured by a lien on the Collateral (as defined in the Senior Secured Credit Agreement) ranking junior to the lien on the Collateral securing the

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

obligations under the Senior Secured Credit Agreement, subject to certain other conditions and limitations set forth in the Senior Secured Credit Agreement.
On March 12, 2013, Avaya Inc. entered into Amendment No. 7 to the Senior Secured Credit Agreement pursuant to which the Company refinanced all term B-1 loans with the cash proceeds from the issuance of $589 million aggregate principal amount of term B-5 loans.
The holders of the term B-1 loans, term B-3 loans, term B-5 loans and/or revolving credit commitments under the Senior Secured Credit Agreement who consented to each amendment during fiscal 2013 received in aggregate a consent fee of $15 million.
On February 5, 2014, Avaya Inc. entered into Amendment No. 8 to the Senior Secured Credit Agreement pursuant to which the Company refinanced all of the term B-5 loans with the cash proceeds from the issuance of $1,136 million aggregate principal amount of senior secured term B-6 loans ("term B-6 loans").
On May 15, 2014, the Company borrowed $100 million under the senior secured multi-currency revolver, the proceeds of which were used to fund the partial redemption of the Old Notes due 2015.
On May 29, 2015, Avaya Inc. entered into Amendment No. 9 to the Senior Secured Credit Agreement pursuant to which the Company refinanced a portion of the term B-3, term B-4 and term B-6 loans in exchange for and with the proceeds from the issuance of $2,125 million in principal amount of senior secured term B-7 loans ("term B-7 loans") maturing May 29, 2020.
On June 5, 2015, the Company permanently reduced the senior secured multi-currency revolver from $200 million to $18 million and all letters of credit under the Senior Secured Credit Agreement were transferred to the Domestic ABL, as discussed below.
Borrowings under the Senior Secured Credit Agreement are guaranteed by Parent and substantially all of the Company's U.S. subsidiaries. The Senior Secured Credit Agreement is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.
The term B-3 loans, term B-4 loans, term B-6 loans and term B-7 loans each bear interest at a rate per annum equal to either a base rate (subject to a floor of 2.25% in the case of the term B-4 loans and 2.00% in the case of the term B-6 loans and term B-7 loans) or a LIBOR rate (subject to a floor of 1.25% in the case of the term B-4 loans and 1.00% in the case of the term B-6 loans and term B-7 loans), in each case plus an applicable margin. Subject to the floor described in the immediately preceding sentence the base rate is determined by reference to the higher of (1) the prime rate of Citibank, N.A. and (2) the federal funds effective rate plus 1/2 of 1%. The applicable margin for borrowings of term B-3 loans, term B-4 loans, term B-6 and term B-7 loans is 3.50%, 5.25%, 4.50% and 4.25% per annum, respectively, with respect to base rate borrowings and 4.50%, 6.25%, 5.50% and 5.25%, per annum, respectively, with respect to LIBOR borrowings. The applicable margin on the term B-4 loans, term B-6 loans and term B-7 loans is subject to increase pursuant to the Senior Secured Credit Agreement in connection with the making of certain refinancing, extended or replacement term loans under the Senior Secured Credit Agreement with an Effective Yield (as defined in the Senior Secured Credit Agreement) greater than the applicable Effective Yield payable in respect of the applicable loans at such time plus 50 basis points.
During fiscal 2015, 2014 and 2013, the Company paid $32 million, $38 million and $38 million, respectively in aggregate quarterly principal payments on the senior secured term loans under the Senior Secured Credit Agreement. In addition, the Company is required to prepay outstanding term loans based on its annual excess cash flow, as defined in the Senior Secured Credit Agreement. No such excess cash payments were required in fiscal 2015, 2014 and 2013, based on the Company's cash flows. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee of 0.50% per annum in respect of unutilized commitments under the senior secured multi-currency revolver.
Senior Unsecured Notes
In fiscal 2009, the Company issued $700 million cash-pay notes with interest at 9.75% and $750 million PIK toggle notes with interest rates at 10.125% per annum for the cash interest and 10.875% for the PIK interest per annum. As discussed below, on March 7, 2013, the Company completed an exchange offer (the “Exchange Offer”) in which $642 million of cash-pay notes and $742 million of PIK toggle notes were exchanged for $1,384 million 10.50% senior secured notes due March 1, 2021.
On May 15, 2014, the Company redeemed all remaining Old Notes plus accrued and unpaid interest for $150 million. The redemption represents a debt extinguishment for accounting purposes and a loss on extinguishment of debt of $1 million was recognized during fiscal 2014.
Domestic ABL
The Company’s Domestic ABL allows for borrowings of up to $335 million, subject to availability under a borrowing base. The borrowing base at any time equals the sum of 85% of eligible accounts receivable plus 85% of the net orderly liquidation

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

value of eligible inventory, subject to certain reserves and other adjustments. The Company and substantially all of its U.S. subsidiaries are borrowers under this facility, and borrowings are guaranteed by Parent, the Company and substantially all of the Company’s U.S. subsidiaries. The facility is secured by substantially all assets of Parent, the Company and the subsidiary guarantors.
On October 29, 2012 Avaya Inc. entered into Amendment No. 2 to the Domestic ABL pursuant to which the Company modified terms to include permission to issue or incur, as applicable, secured indebtedness in the form of (1) Incremental Replacement Secured Notes in an aggregate principal amount not to exceed $100 million, plus the amount by which unused Commitments (as defined in the Domestic ABL) have been previously reduced pursuant to the Domestic ABL, less the amount of all Revolving Commitment Increases effected at or prior to the time of issuance of such notes, and (2) Junior Secured Debt not to exceed $750 million. Any such Incremental Replacement Secured Notes or Junior Secured Debt (a) must be (x) issued or incurred, as applicable, in connection with a modification, refinancing, refunding, renewal, replacement, exchange or extension of senior unsecured indebtedness and (y) secured by a lien on the Collateral (as defined in the Domestic ABL) ranking junior to the lien securing the obligations under the Domestic ABL and (b) will be subject to certain other conditions and limitations set forth in the Domestic ABL.
On February 13, 2013, Avaya Inc. entered into Amendment No. 3 to the Domestic ABL pursuant to which the Company was permitted to refinance all of the Old Notes with indebtedness secured by a lien on the Collateral (as defined in the Domestic ABL) ranking junior to the lien on the Collateral securing the obligations under the Domestic ABL, subject to certain other conditions and limitations set forth in the Domestic ABL. Further, the terms of the amendment permit certain other obligations of the Company and certain of its subsidiaries to be secured by the ABL Priority Collateral (as defined in the Domestic ABL) on a junior-priority basis.
On May 15, 2014, Avaya Inc. borrowed $40 million under the Domestic ABL, the proceeds of which were used to fund, in part, the redemption of the Old Notes.
On June 4, 2015, Avaya Inc. entered into Amendment No. 4 to the Domestic ABL which, among other things (i) extended the stated maturity of the facility from October 26, 2016 to June 4, 2020 (subject to certain conditions specified in the Domestic ABL), (ii) increased the sublimit for letter of credit issuances under the Domestic ABL from $150 million to $200 million, and (iii) amended certain covenants and other provisions of the existing agreement.
Borrowings under the Domestic ABL bear interest at a rate per annum equal to, at the Company's option, either (a) a LIBOR rate plus a margin of 1.75% or (b) a base rate plus a margin of 0.75%. At September 30, 2015 and 2014, the Company had aggregate outstanding borrowings of $55 million and $40 million, issued and outstanding letters of credit of $119 million and $79 million with aggregate remaining revolver availability of $83 million and $207 million.
In addition to paying interest on outstanding principal under the Domestic ABL, the borrowers are required to pay a commitment fee of 0.25% per annum in respect of the unutilized commitments thereunder.
Foreign ABL
On June 4, 2015, Avaya Inc. and certain foreign subsidiaries of the Company (the "Foreign Borrowers"), entered into the Foreign ABL which matures June 4, 2020 (subject to certain conditions specified in the Foreign ABL).
The Foreign ABL allows senior secured financing of up to $150 million, subject to availability under the respective borrowing bases of the Foreign Borrowers. The total borrowing base for all Foreign Borrowers at any time equals the sum of (i) 85% of eligible accounts receivable of the Foreign Borrowers, plus (ii) 85% of the net orderly liquidation value of eligible inventory of the Canadian Foreign Borrower and Irish Foreign Borrower, subject to certain reserves and other adjustments. The Foreign ABL includes borrowing capacity available for letters of credit and for Canadian or European swingline loans, and is available in Euros, Canadian dollars and British pound sterling in addition to U.S. dollars.
Under the Foreign ABL the Foreign Borrowers have the right to request up to $30 million of additional commitments. The lenders under the Foreign ABL are not under any obligation to provide any such additional commitments. Any increase in commitments is subject to certain conditions precedent and any borrowing in respect of such increased commitments would be subject to the borrowing base under the Foreign ABL at such time. At September 30, 2015, the Company had aggregate outstanding borrowings of $20 million, outstanding letters of credit of $22 million and remaining availability of $101 million under the Foreign ABL.
Borrowings under the Foreign ABL are guaranteed by Parent, substantially all of the Company's U.S. subsidiaries and certain foreign subsidiaries.
Borrowings under the Foreign ABL bear interest at a rate per annum equal to, at the Foreign Borrowers’ option depending upon the currency and type of the applicable borrowing, (a) a base rate determined by reference to the highest of (1) the prime rate of Citibank, (2) the federal funds effective rate plus 0.50%, and (3) the sum of 1.00% plus the LIBOR rate for a thirty day interest

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

period as determined on such day, (b) a Canadian prime rate determined by reference to the higher of (1) the base rate of Citibank, Canadian branch, and (2) the sum of 1.00% plus the CDOR rate for a thirty day interest period as determined on such day, (c) a LIBOR rate, (d) a CDOR Rate, (e) a EURIBOR rate or (f) an overnight LIBOR rate, in each case plus an applicable margin. The initial applicable margin for borrowings under the Foreign ABL on June 4, 2015 was equal to (1) 0.75% per annum with respect to base rate and Canadian prime rate borrowings and (2) 1.75% per annum with respect to LIBOR, CDOR or EURIBOR borrowings. The applicable margin for borrowings under the Foreign ABL is subject to a step down based on average historical excess availability under the Foreign ABL. Swingline loans bear interest at a rate per annum equal to, in the case of swingline loans to the Canadian Foreign Borrower, the base rate if denominated in U.S. Dollars or the Canadian prime rate if denominated in Canadian dollars and, in the case of swingline loans to the UK Foreign Borrower, the Irish Foreign Borrower or the German Foreign Borrowers, the base rate if denominated in U.S. Dollars or the overnight LIBOR rate if denominated in Euros or British pound sterling. In addition to paying interest on outstanding principal under the Foreign ABL, the Foreign Borrowers are required to pay a commitment fee of 0.25% per annum in respect of the unutilized commitments thereunder. The Foreign Borrowers must also pay customary letter of credit fees equal to the applicable margin on LIBOR, CDOR and EURIBOR loans and agency fees.
7% Senior Secured Notes
On February 11, 2011, the Company completed a private placement of $1,009 million of senior secured notes (the "7% Senior Secured Notes"). The 7% Senior Secured Notes bear interest at a rate of 7% per annum, mature on April 1, 2019, the proceeds from which were used to repay in full the senior secured incremental term B-2 loans outstanding under the Company's Senior Secured Credit agreement and to pay related fees and expenses.
The 7% Senior Secured Notes are redeemable at 103.5% of the principal amount redeemed, which decreases to 101.75% on April 1, 2016 and to 100% on or after April 1, 2017. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the 7% Senior Secured Notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the 7% Senior Secured Notes at 100% of their principal amount.
Substantially all of the Company’s U.S. subsidiaries are guarantors of the 7% Senior Secured Notes. The 7% Senior Secured Notes are secured by substantially all of the assets of the Company and the subsidiary guarantors (other than with respect to real estate). The notes and the guarantees are secured equally and ratably with the Senior Secured Credit Agreement and any future first lien obligations by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets, other than (x) any real estate and (y) collateral that secures the Domestic ABL on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, in each case, subject to certain customary exceptions.
9% Senior Secured Notes
On December 21, 2012, the Company completed a private placement of $290 million 9% Senior Secured Notes. The 9% Senior Secured Notes bear interest at a rate of 9% per annum, mature on April 1, 2019, the proceeds from which were used to repay $284 million aggregate principal amount of term B-5 loans and to pay related fees and expenses.
The 9% Senior Secured Notes are redeemable at 104.5% of the principal amount redeemed, which decreases to 102.25% on April 1, 2016 and to 100% on or after April 1, 2017. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the 9% Senior Secured Notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the 9% Senior Secured Notes at 100% of their principal amount.
Substantially all of the Company's U.S. subsidiaries are guarantors of the 9% Senior Secured Notes. The 9% Senior Secured Notes are secured by substantially all of the assets of the Company and the subsidiary guarantors (other than with respect to real estate). The notes and the guarantees are secured equally and ratably with the Senior Secured Credit Agreement, the 7% Senior Secured Notes due 2019 and any future first lien obligations by (i) a first-priority lien on substantially all of the Company’s and the guarantors’ assets, other than (x) any real estate and (y) collateral that secures the Domestic ABL on a first-priority basis (the “ABL Priority Collateral”), and (ii) a second-priority lien on the ABL Priority Collateral, in each case, subject to certain customary exceptions.
10.50% Senior Secured Notes
On March 7, 2013, the Company completed an Exchange Offer in which $1,384 million of Old Notes were exchanged for $1,384 million of senior secured notes (the "10.50% Senior Secured Notes"). The 10.50% Senior Secured Notes bear interest at a rate of 10.50% per annum and mature on March 1, 2021.
The 10.50% Senior Secured Notes are redeemable at 107.875% of the principal amount redeemed commencing March 1, 2017, which decreases to 105.250% on March 1, 2018, to 102.625% on March 1, 2019 and to 100% on or after March 1, 2020. The Company may redeem all or part of the notes at any time prior to March 1, 2017 at 100% of the principal amount redeemed

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

plus a “make-whole” premium. In addition, the Company may redeem up to 35% of the original aggregate principal amount of the notes at any time prior to March 1, 2016 with the net proceeds of certain equity offerings at 110.5% of the aggregate principal amount redeemed. Upon the occurrence of specific kinds of changes of control, the Company will be required to make an offer to purchase the 10.50% Senior Secured Notes at 101% of their principal amount. If the Company or any of its restricted subsidiaries engages in certain asset sales, under certain circumstances the Company will be required to use the net proceeds to make an offer to purchase the 10.50% Senior Secured Notes at 100% of their principal amount.
Substantially all of the Company's U.S. subsidiaries are guarantors of the 10.50% Senior Secured Notes. The 10.50% Senior Secured Notes are secured by substantially all of the assets of the Company and substantially all of the assets of the Company and the subsidiary guarantors (other than with respect to real estate). The notes and the corresponding guarantees are secured on a junior priority basis to the Company's Domestic ABL, the Company's Senior Secured Credit Agreement, the Company's existing 7% Senior Secured Notes due 2019, the Company's existing 9% Senior Secured Notes due 2019 and any future senior obligations by a junior priority lien on substantially all of the Company's and the guarantors' assets, other than any real estate.
The 7% Senior Secured Notes, the 9% Senior Secured Notes, and the10.50% Senior Secured Notes (collectively, the "Senior Secured Notes") were sold at par through a private placement to qualified institutional buyers persuant to Rule 144A (and outside the United States in reliance on Regulation S) under the Securities Act of 1933, as amended and have not been, and will not be, registered under the Securities Act or applicable state or foreign securities laws and may not be offered or sold absent such registration.
Loss on Extinguishment of Debt and Debt Issuance and Modification Costs
The aforementioned refinancing transactions were accounted for as a modification of debt to the extent the original debt was refinanced with new debt to the same creditor and an extinguishment of debt to the extent original debt was refinanced with new debt issued to new creditors. Accordingly, for the portion accounted for as debt extinguishment, the difference between the reacquisition price and the carrying value of the original debt (including any unamortized discount and issuance costs) was recognized as a loss on extinguishment of debt. Third party expenses associated with the issuance of the new debt were recorded as a discount to the face value of the debt and are being accreted over the term of the debt as interest expense. Third party expenses associated with the modification of debt were expensed as incurred and included in other income, net.
The Company’s Senior Secured Credit Agreement, Domestic ABL, Foreign ABL, Senior Secured Notes and indentures governing its notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of certain of its subsidiaries to (a) incur or guarantee additional debt and issue or sell certain preferred stock, (b) pay dividends on, redeem or repurchase capital stock, (c) make certain acquisitions or investments, (d) incur or assume certain liens, (e) enter into transactions with affiliates, (f) merge or consolidate with another company, (g) transfer or otherwise dispose of assets, (h) redeem subordinated debt, (i) incur obligations that restrict the ability of the Company’s subsidiaries to make dividends or other payments to the Company or Parent, and (j) create or designate unrestricted subsidiaries. They also contain customary affirmative covenants and events of default. As of September 30, 2015 and September 30, 2014, the Company was not in default under any of these agreements.
The weighted average contractual interest rate of the Company’s outstanding debt as of September 30, 2015 and 2014 was 7.3% and 6.9%, respectively.
Annual maturities of long-term debt for the next five years ending September 30th and thereafter, consist of:

In millions
2016	$25
2017	43
2018	1,179
2019	1,324
2020	2,087
2021 and thereafter	1,384
$6,042
Capital Lease Obligations
Included in other liabilities is $61 million and $59 million of capital lease obligations as of September 30, 2015 and 2014, respectively.
On August 20, 2014, the Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company which are being leased-back by Avaya and accounted for as a capital lease. Under the terms of the agreement, additional financing is also

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

available to Avaya and its subsidiaries of up to $24 million per year for the sale of equipment used in the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred or is continuing as of the date any such financing is requested. During fiscal 2015, the Company received $22 million in cash proceeds in connection with the sale of equipment used in the performance of services under this agreement. As of September 30, 2015 and 2014, capital lease obligations associated with this agreement were $48 million and $40 million, respectively.
11. Foreign Currency Forward Contracts and Interest Rate Swaps
Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts primarily to manage short-term exchange rate exposures on certain receivables, payables and intercompany loans of foreign subsidiaries, which are denominated in currencies other than the subsidiary’s functional currency. When those items are revalued into the subsidiaries’ functional currencies at the month-end exchange rates, the effects of the changes in the exchange rates are recognized in the Consolidated Statements of Operations as other income (expense), net. Changes in the fair value of the Company’s foreign currency forward contracts used to offset these exposed items are also recognized in the Consolidated Statements of Operations as other income (expense), net in the period in which the exchange rates change.
The losses from foreign currency forward contracts included in other income (expense), net were $5 million, $4 million and $10 million for fiscal 2015, 2014 and 2013, respectively.
The notional amount of the Company's financial instruments represents the face amount of the contractual arrangements and the basis on which U.S. dollars are to be exchanged. It is not a measure of market or credit exposure. The following table summarizes these notional amounts that principally represent the equivalent in U.S. dollars for contracts in their respective currencies:

	September 30,
In millions	2015	2014
Indian rupee	$5	$66
Japanese yen	—	28
Euros	94	21
Swiss franc	13	10
British pound sterling	6	19
Chinese yuan	2	24
All other foreign currencies	24	55
	$144	$223
The fair value of foreign currency forward contracts and the location of those values in the Consolidated Balance Sheets are disclosed in Note 12, "Fair Value Measures."
Interest Rate Swaps
The Company has entered into interest rate swap agreements to hedge against variability of cash flows related to changes in benchmark interest rates for certain borrowings under the Senior Secured Credit Agreement. As of September 30, 2013, each of these agreements reached maturity and there are no outstanding interest rate swap agreements. The following table presents the (gains) and losses on the interest rate contracts qualifying and designated as cash flow hedging instruments for fiscal 2013:

In millions
(Gain) loss on interest rate swaps
Recognized in other comprehensive loss	$(13)
Reclassified from accumulated other comprehensive loss into interest expense	$13
Recognized in operations (ineffective portion)	$—
12. Fair Value Measures
Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.
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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2014 were as follows:

	September 30, 2015				September 30, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other Non-Current Assets:
Investments	$1	$1	$—	$—	$1	$1	$—	$—
Other Current Liabilities:
Foreign currency forward contracts	$1	$—	$1	$—	$2	$—	$2	$—
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
The estimated fair values of the amounts borrowed under the Company's revolving credit facilities were estimated based on a Level 2 input using discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. The estimated fair values of all other amounts borrowed under the Company’s financing arrangements at September 30, 2015 and 2014 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The estimated fair values of the Company’s debt at September 30, 2015 and 2014 are as follows:

	September 30, 2015		September 30, 2014
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$18	$17	$90	$86
Variable rate revolving loans under the Domestic ABL due June 4, 2020 (1)	55	42	40	38
Variable rate revolving loans under the Foreign ABL due June 4, 2020 (2)	20	15	—	—
Variable rate Term B-3 Loans due October 26, 2017	616	532	2,102	2,002
Variable rate Term B-4 Loans due October 26, 2017	1	1	1	1
Variable rate Term B-6 Loans due March 31, 2018	537	461	1,128	1,116
Variable rate Term B-7 Loans due May 29, 2020	2,112	1,666	—	—
7% senior secured notes due April 1, 2019	1,009	800	1,009	975
9% senior secured notes due April 1, 2019	290	242	290	294
10.50% senior secured notes due March 1, 2021	1,384	644	1,384	1,204
Total	$6,042	$4,420	$6,044	$5,716
(1) On June 4, 2015, the Company amended the Domestic ABL which, among other things, extended the stated maturity from October 26, 2016 to June 4, 2020 subject to certain conditions specified in the Domestic ABL.
(2) Maturity date is subject to certain conditions specified in the Foreign ABL.
13. Income Taxes
The (provision for) benefit from income taxes of continuing operations is comprised of U.S. federal, state and foreign income taxes. The following table presents the U.S. and foreign components of loss from continuing operations before income taxes and the (provision for) benefit from income taxes of continuing operations:

	Fiscal years ended September 30,
In millions	2015	2014	2013
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES:
U.S.	$(41)	$(173)	$(296)
Foreign	(33)	(69)	(46)
Loss from continuing operations before income taxes	$(74)	$(242)	$(342)
(PROVISION FOR) BENEFIT FROM INCOME TAXES OF CONTINUING OPERATIONS:
CURRENT
Federal	$—	$1	$(1)
State and local	1	10	1
Foreign	(42)	(40)	(66)
	(41)	(29)	(66)
DEFERRED
Federal	(13)	(12)	81
State and local	—	(1)	18
Foreign	(16)	(9)	2
	(29)	(22)	101
(Provision for) benefit from income taxes of continuing operations	$(70)	$(51)	$35
Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2015 and 2014 are as follows:

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

	September 30,
In millions	2015	2014
DEFERRED INCOME TAX ASSETS:
Benefit obligations	$744	$667
Net operating losses / credit carryforwards	1,300	1,215
Property, plant and equipment	47	34
Valuation allowance	(1,966)	(1,628)
Deferred income tax assets	125	288
DEFERRED INCOME TAX LIABILITIES:
Goodwill and intangible assets	(263)	(351)
Other	—	(19)
Accrued liabilities	(70)	(94)
Deferred income tax liabilities	(333)	(464)
Net deferred income tax liabilities	$(208)	$(176)
During the first quarter of fiscal 2015, the Company recorded a correction to the prior period valuation allowance on deferred tax assets which decreased the provision for income taxes of continuing operations by $6 million. During the third quarter of fiscal 2014, the Company recorded a correction to prior period deferred tax assets and liabilities for certain foreign legal entities which decreased the provision for income taxes of continuing operations by $6 million. The Company evaluated each correction in relation to the period of adjustment, as well as the periods in which the adjustments originated, and concluded that each adjustment was not material to fiscal 2015 and 2014 or any fiscal quarter or year.
A reconciliation of the Company’s loss from continuing operations before income taxes at the U.S. federal statutory rate to the (provision for) benefit from income taxes of continuing operations is as follows:

	Fiscal years ended September 30,
In millions	2015	2014	2013
Income tax benefit computed at the U.S. federal statutory rate of 35%	$26	$85	$119
State and local income taxes, net of federal income tax effect	1	10	29
Tax differentials on foreign earnings	(18)	(26)	(27)
Loss on foreign subsidiaries	303	1	—
Taxes on unremitted foreign earnings and profits	3	26	(22)
Adjustment to deferred taxes	(20)	28	—
Audit settlements and accruals	(6)	2	(21)
Credits and other taxes	(9)	(13)	(10)
Rate changes	2	(6)	(5)
U.S. tax on foreign source income	(42)	(29)	(23)
Other differences, net	(5)	18	—
Valuation allowance	(305)	(147)	(5)
(Provision for) benefit from income taxes of continuing operations	$(70)	$(51)	$35
In fiscal 2015, the Company recorded for statutory purposes only in Luxembourg, impairments related to its wholly owned subsidiaries. Pursuant to Luxembourg tax law, the impairment charge resulted in a tax effected NOL of $370 million, offset by $67 million of a deferred tax liability, subject to a valuation allowance of $303 million.
In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Primarily as a result of significant book taxable losses incurred subsequent to the Merger, the Company’s deferred tax assets exceed its deferred tax liabilities, exclusive of the U.S. deferred tax liabilities associated with indefinite-lived intangible assets. The Company considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies in assessing the realization of its deferred tax assets. Based on this assessment, the Company determined that it is more likely than not that the deferred tax assets in certain significant jurisdictions, including the U.S., Israel, Ireland, Germany, Luxembourg and France, will not be realized to the extent they exceed the scheduled reversal of deferred tax liabilities.
In fiscal 2015, 2014 and 2013 the Company's valuation allowance increased $338 million, $137 million and $40 million, respectively, primarily due to valuation allowances established for additional net operating losses (“NOLs”) and the tax effects

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

related to other comprehensive income. In fiscal 2013, as a result of tax charges to other comprehensive income the Company recognized an income tax benefit to the Consolidated Statement of Operations as less valuation allowance was required against the Company’s deferred tax assets. At September 30, 2015, the valuation allowance of $1,966 million is comprised of $1,138 million, $263 million, $507 million and $58 million related to the U.S., Germany, Luxembourg, and other foreign subsidiaries, respectively. The recognition of valuation allowances will continue to adversely affect the Company's effective income tax rate.
As of September 30, 2015, the Company has an outside basis difference of $290 million with a deferred tax liability of $46 million with respect to earnings and profits of $106 million. The Company is permanently reinvested on the remaining basis difference and estimates the unrecorded deferred tax liability to be $71 million.
As of September 30, 2015, the Company had tax-effected NOLs of $1,221 million, comprised of $389 million for U.S. federal, state and local taxes and $833 million for foreign taxes, including $191 million and $610 million in Germany and Luxembourg, respectively. There are $502 million of tax-effected NOLs in Luxembourg associated with impairment of intercompany balances in wholly owned subsidiaries. These NOLs, under the current operating structure of the Company, can only be utilized against future increases in value of the aforementioned intercompany balances.
The U.S. federal and state NOLs expire through the year 2032, with the majority expiring in excess of 10 years. The majority of foreign NOLs have no expiration. Additionally, the Company has various other tax credit carry-forwards totaling $79 million, of which $42 million expire within 5 to 20 years while the remaining have no expiration.
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
As of September 30, 2015 there were $252 million of unrecognized tax benefits ("UTBs") associated with uncertain tax positions and an additional $16 million of accrued interest and penalties related to these amounts. The Company estimates $81 million of UTBs would affect the effective tax rate if recognized. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities. The Company’s policy is to include interest and penalties related to its uncertain tax positions within the (provision for) benefit from income taxes. Included in the (provision for) benefit from income taxes of continuing operations in fiscal 2015, 2014 and 2013 is interest (benefit) expense of $(4) million, $2 million and $1 million, respectively. The Company files corporate income tax returns with the federal government in the U.S. and with multiple U.S. state and local jurisdictions and foreign tax jurisdictions. In the ordinary course of business these income tax returns will be examined by the tax authorities. Various state, local, and foreign income tax returns, such as Brazil, Italy, Germany, India, Ireland, Israel, and Netherlands are under examination by taxing authorities for tax years ranging from 2001 through 2014. It is reasonably possible that the total amount of UTB will decrease in the next 12 months as a result of these examinations by an estimated $7 million.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the changes in the gross UTB liability for fiscal 2015, 2014 and 2013:

In millions
Gross UTB balance at October 1, 2012	$245
Additions based on tax positions relating to the period	21
Change to tax positions relating to prior periods	4
Settlements with taxing authorities	(1)
Statute of limitations expirations	(5)
Gross UTB balance at September 30, 2013	264
Additions based on tax positions relating to the period	23
Change to tax positions relating to prior periods	(27)
Statute of limitations expirations	(3)
Gross UTB balance at September 30, 2014	257
Additions based on tax positions relating to the period	24
Change to tax positions relating to prior periods	(16)
Statute of limitations expirations	(13)
Gross UTB balance at September 30, 2015	$252
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
The Company froze benefit accruals and additional participation in the pension and postretirement benefit plans for its U.S. management employees effective December 31, 2003. The Company also subsequently amended the postretirement benefit plan for its U.S. management employees as follows: Effective January 1, 2013, to terminate retiree dental coverage, and to cease providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who has attained age 65; effective January 1, 2015, to reduce the Company’s maximum contribution toward the cost of providing benefits under the plan; and effective January 1, 2016, to replace coverage through the Company’s group plan, with coverage through the private insurance marketplace. The latest amendment will allow retirees to choose insurance from the marketplace while still receiving financial support from the Company toward the cost of coverage through a Health Reimbursement Arrangement.
Effective November 25, 2013 and January 31, 2014, the Company entered into a 2-year contract extension with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. With the contract extension, the contract with the CWA and the contract with the IBEW now terminate on June 13, 2016.  The contract extensions did not affect the Company’s obligation for pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW.
In September 2015, the Company approved a change to the postretirement medical plan for represented retirees who are retired as of October 15, 2015 and their eligible dependents (“existing retirees”). The change, which is effective January 1, 2017, will replace medical coverage the existing retirees receive through the Company’s group plan, with medical coverage through the private and public insurance marketplace. The change will allow the existing retirees to choose insurance from the marketplace while still receiving financial support from the Company toward the cost of coverage through a Health Reimbursement Arrangement. The impact of this change, as measured at September 30, 2015, was a $62 million reduction to the accumulated postretirement benefit obligation.
The Company's general funding policy with respect to the qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations, or to directly pay benefits where appropriate. Contributions to the U.S. pension plans were $95 million, $160 million and $108 million in fiscal 2015, 2014 and 2013, respectively. The contributions to the U.S. pension plans were $6 million, $7 million and $6 million for certain pension benefits that were not pre-funded, and cash contributions of $89 million, $153 million and $102 million to satisfy the minimum statutory funding requirements in fiscal 2015, 2014 and 2013, respectively. Contributions to the non-U.S. pension plans were $25 million, $27 million and $25 million in fiscal 2015, 2014 and 2013, respectively. In fiscal 2016, the Company estimates that it will make payments totaling $7 million for certain U.S. pension benefits that are not pre-funded, contributions totaling $87 million to satisfy the minimum statutory funding requirements in the U.S. and contributions totaling $26 million for non-U.S. plans.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Most post-retirement medical benefits are not pre-funded. Consequently, the Company makes payments directly to the claims administrator as retiree medical benefit claims are disbursed. These payments are funded by the Company up to the maximum contribution amounts specified in the plan documents and contract with the CWA and IBEW, and contributions from the participants, if required. As a result, payments for retiree medical and dental benefits were $28 million, $45 million and $52 million in fiscal 2015, 2014 and 2013 respectively. The Company estimates it will make payments for retiree medical and dental benefits totaling $35 million during fiscal 2016.
A reconciliation of the changes in the benefit obligations and fair value of assets of the defined benefit pension and postretirement plans, the funded status of the plans, and the amounts recognized in the Consolidated Balance Sheets is provided in the table below:

	Pension Benefits U.S.		Pension Benefits Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
In millions	2015	2014	2015	2014	2015	2014
CHANGE IN BENEFIT OBLIGATION
Benefit obligation as of beginning of year	$3,333	$3,174	$616	$596	$486	$500
Service cost	5	5	7	7	2	2
Interest cost	136	145	15	21	19	22
Employee contributions	—	—	—	—	13	13
Amendments	—	—	(1)	—	(62)	(3)
Actuarial loss (gain)	205	249	6	57	(14)	14
Benefits paid	(235)	(240)	(25)	(26)	(56)	(62)
Exchange rate movements	—	—	(67)	(39)	—	—
Curtailments, settlements and other	—	—	3	—	—	—
Benefit obligation as of end of year	$3,444	$3,333	$554	$616	$388	$486
CHANGE IN PLAN ASSETS
Fair value of plan assets as of beginning of year	$2,321	$2,176	$60	$51	$173	$164
Actual return on plan assets	37	226	6	12	1	13
Employer contributions	95	160	25	27	28	45
Employee contributions	—	—	—	—	13	13
Benefits paid	(235)	(240)	(25)	(26)	(56)	(62)
Exchange rate movements	—	—	(6)	(4)	—	—
Curtailments, settlements and other	—	(1)	(1)	—	—	—
Fair value of plan assets as of end of period	$2,218	$2,321	$59	$60	$159	$173
AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSISTS OF:
Noncurrent assets	$—	$—	$1	$1	$—	$—
Accrued benefit liability, current	(7)	(7)	(25)	(27)	(35)	(40)
Accrued benefit liability, noncurrent	(1,219)	(1,005)	(471)	(530)	(194)	(273)
Net amount recognized	$(1,226)	$(1,012)	$(495)	$(556)	$(229)	$(313)
AMOUNT RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (PRE-TAX) CONSISTS OF:
Net prior service cost (credit)	$3	$4	$—	$—	$(101)	$(52)
Net actuarial loss (gain)	1,304	1,054	136	142	70	81
Net amount recognized	$1,307	$1,058	$136	$142	$(31)	$29
Effective September 30, 2015, to reflect its best estimate of future mortality for its U.S. pension and postretirement benefit plans, the Company updated its mortality rate assumptions to the Society of Actuaries Retirement Plans-2014 base table at 2006, projected with improvement scale Mortality Projection-2015. The change resulted in a $189 million increase in the Company’s U.S. pension obligation and a $1 million decrease in the Company’s U.S. postretirement benefit obligation.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides the accumulated benefit obligation for all defined benefit pension plans and information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non - U.S. Plans
	September 30,		September 30,
In millions	2015	2014	2015	2014
Accumulated Benefit Obligation for all plans	$3,444	$3,333	$542	$599
Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Projected Benefit Obligation	$3,444	$3,333	$549	$612
Accumulated Benefit Obligation	$3,444	$3,333	$537	$595
Fair Value of Plan Assets	$2,218	$2,321	$53	$54
Estimated future benefits expected to be paid in each of the next five fiscal years, and in aggregate for the five fiscal years thereafter, are presented below:

	Pension Benefits		Other Benefits	Federal Prescription Drug Subsidy Receipts
In millions	US	Non-U.S.
2016	$218	$26	$40	$2
2017	217	24	25	1
2018	216	24	20	—
2019	216	25	20	—
2020	216	23	20	—
2021-2025	1,072	128	103	1
Total	$2,155	$250	$228	$4
The components of net periodic benefit cost (credit) for the pension plans are provided in the table below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
In millions	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost (credit)
Service cost	$5	$5	$6	$7	$7	$7
Interest cost	136	145	137	15	21	21
Expected return on plan assets	(179)	(168)	(162)	(2)	(2)	(2)
Amortization of prior service cost	1	1	1	—	—	—
Amortization of actuarial loss	97	82	120	7	4	5
Curtailment, settlement loss	—	—	2	—	—	—
Net periodic benefit cost	$60	$65	$104	$27	$30	$31
 The components of net periodic benefit cost (credit) for the postretirement plans are provided in the table below:

	Postretirement Benefits - U.S.
	Year ended September 30,
In millions	2015	2014	2013
Components of net periodic benefit cost (credit)
Service cost	$2	$2	$3
Interest cost	19	22	20
Expected return on plan assets	(10)	(11)	(10)
Amortization of prior service cost	(13)	(13)	(14)
Amortization of actuarial loss	5	4	7
Curtailment, settlement gain	—	—	(11)
Net periodic benefit cost (credit)	$3	$4	$(5)
As a result of restructuring initiatives during fiscal 2013, the U.S. pension and postretirement plans for salaried employees experienced a curtailment. A $2 million loss was recognized with respect to curtailment of the pension plan, and $11 million gain was recognized with respect to curtailment of the postretirement plan.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

Effective October 1, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its U.S. pension and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. pension and postretirement benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For fiscal 2016, the change in estimate is expected to reduce U.S. pension and postretirement net periodic benefit plan cost by $30 million to $35 million when compared to the prior estimate.
Other changes in plan assets and benefit obligations recognized in other comprehensive loss are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits
	Year ended September 30,		Year ended September 30,		Year ended September 30,
In millions	2015	2014	2015	2014	2015	2014
Net loss (gain)	$347	$193	$2	$49	$(6)	$12
Prior service cost (credit)	—	—	(1)	—	(62)	(3)
Amortization of prior service cost (credit)	(1)	(1)	—	—	13	13
Amortization of actuarial gain	(97)	(82)	(7)	(4)	(5)	(4)
Total recognized in other comprehensive loss	$249	$110	$(6)	$45	$(60)	$18
Total recognized in net periodic benefit cost and other comprehensive loss	$309	$175	$21	$75	$(57)	$22
The estimated amounts to be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during fiscal 2016 are provided in the table below:

In millions	Pension Benefits - U.S.	Pension Benefits - Non-U.S.	Postretirement Benefits
Amortization of prior service cost	$1	$—	$(20)
Recognized net actuarial loss	113	6	4
	$114	$6	$(16)
The weighted average assumptions used to determine the benefit obligation for the pension and postretirement plans are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Discount rate	4.23%	4.21%	2.53%	2.63%	4.35%	4.17%
Rate of compensation increase	4.00%	4.00%	3.19%	2.96%	4.00%	4.00%
The weighted average assumptions used to determine the net periodic benefit cost for the pension and postretirement plans are provided in the tables below:

	Pension Benefits - U.S.			Pension Benefits - Non-U.S.
	Year ended September 30,			Year ended September 30,
	2015	2014	2013	2015	2014	2013
Discount rate	4.21%	4.75%	3.94%	2.63%	3.61%	3.61%
Expected return on plan assets	8.00%	8.00%	8.00%	3.49%	4.19%	4.25%
Rate of compensation increase	4.00%	4.00%	4.00%	2.96%	3.44%	3.37%

	Postretirement Benefits
	Year ended September 30,
	2015	2014	2013
Discount rate	4.17%	4.62%	3.81%
Expected return on plan assets	5.90%	6.90%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The discount rate is subject to change each year, consistent with changes in rates of return on high-quality fixed-income investments currently available and expected to be available during the expected benefit payment period. The Company selects the assumed discount rate for its U.S. pension and postretirement benefit plans by applying the rates from the Aon Hewitt AA Only and Aon Hewitt AA Only Above Median yield curves to the expected benefit payment streams and develops a rate at which it is believed the benefit obligations could be effectively settled. The Company follows a similar process for its non-U.S. pension plans by applying the Aon Hewitt Euro AA corporate bond yield curve. Based on the published rates as of September 30, 2015, the Company used a weighted average discount rate of 4.23% for the U.S. pension plans, 2.53% for the non-U.S. pension plans, and 4.35% for the postretirement plans, an increase of 2 basis points and 18 basis points from the prior year for the U.S. pension plans and postretirement benefit plans, respectively, and a 10 basis point decrease from the prior year for the non-U.S. pension plans. As of September 30, 2015, this had the effect of reducing the projected U.S. pension benefit obligation $8 million, reducing the postretirement obligation by approximately $8 million and increasing the non-U.S. pension benefit obligation $13 million. For fiscal 2016, this will have the effect of increasing the U.S. pension and postretirement service cost by less than $1 million.
The expected long-term rate of return on U.S. pension and postretirement benefit plan assets is selected by applying forward-looking capital market assumptions to the strategic asset allocation approved by the governing body for each plan. The forward-looking capital market assumptions are developed by an investment adviser and reviewed by the Company for reasonableness. The return and risk assumptions consider such factors as anticipated long-term performance of individual asset classes, risk premium for active management based on qualitative and quantitative analysis, and correlations of the asset classes that comprise the asset portfolio.
Based on an analysis of the U.S. qualified pension plans completed in fiscal 2015, the expected long-term rate of return for fiscal 2016 will be 8.0%, unchanged from fiscal 2015. A 25 basis point change in the expected long-term rate of return will result in approximately a $6 million change in pension cost.
Based on an analysis of the postretirement plans completed in fiscal 2015, the expected long-term rate of return for fiscal 2016 will remain unchanged at 5.9%. A 25 basis point change in the expected long-term rate of return will result in a change in postretirement expense of less than $1 million.
The assumed health care cost trend rates for postretirement benefit plans were as follows:

	September 30,
	2015	2014
Health care cost trend rate assumed for next year	8.1%	7.2%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2025
The Company’s cost for postretirement healthcare claims is capped and the projected postretirement healthcare claims exceed the cap. Therefore, a one-percentage-point increase or decrease in the Company’s healthcare cost trend rates will not impact the postretirement benefit obligation and the service and interest cost components of net periodic benefit cost.
The weighted-average asset allocation of the pension and postretirement plans by asset category and target allocation is as follows:

	Pension Plan Assets - U.S.			Pension Plan Assets - Non-U.S.		Postretirement Plan Assets
	September 30,		Long-term Target	September 30,		September 30,		Long-term Target
Asset Category	2015	2014		2015	2014	2015	2014
Equity Securities	42%	28%	44%	2%	6%	40%	39%	45%
Debt Securities	38%	49%	39%	82%	78%	60%	61%	55%
Hedge Funds	8%	8%	8%	—%	—%	—%	—%	—%
Private Equity	3%	4%	3%	—%	—%	—%	—%	—%
Real Estate	4%	4%	4%	—%	—%	—%	—%	—%
Commodities	2%	2%	2%	—%	—%	—%	—%	—%
Other (1)	3%	5%	—%	16%	16%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%

(1)
The other category for U.S. pension plan assets includes cash/cash equivalents and derivative financial instruments, and payables/receivables for pending transactions. The other category for non-U.S. pension assets includes insurance contracts with a guaranteed interest credit and assets held in asset allocation funds other than equity and debt securities.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s asset management strategy focuses on the dual objectives of improving the funded status of the pension plans and reducing the impact of changes in interest rates on the funded status. To improve the funded status of the pension plans, assets are invested in a diversified mix of asset classes designed to generate higher returns over time, than the pension benefit obligation discount rate assumption. To reduce the impact of interest rate changes on the funded status of the pension plans, assets are invested in a mix of fixed income investments (including long-term debt) that are selected based on the characteristics of the benefit obligation of the pension plans. Strategic asset allocation is the principal method for achieving the Company’s investment objectives, which are determined in the course of periodic asset-liability studies. The most recent asset-liability study was completed in fiscal 2015 for the pension plans.
As part of the Company’s asset management strategy, investments are professionally-managed and diversified across multiple asset classes and investment styles to minimize exposure to any one specific investment. Derivative instruments (such as forwards, futures, swaptions and swaps) may be held as part of the Company’s asset management strategy. However, the use of derivative financial instruments for speculative purposes is prohibited by the Company’s investment policy.
Also, as part of the Company’s investment strategy, the U.S. pension plans invest in hedge funds, real estate funds, private equity and commodities to provide additional uncorrelated returns. All funds are broadly diversified to minimize exposure to any one specific investment.
The fair value of plan assets is determined by the trustee, and reviewed by the Company, following the accounting guidance for fair value measurements and the fair value hierarchy discussed in Note 12, “Fair Value Measures.” Because of the inherent uncertainty of valuation, estimated fair values determined using Level 2 and Level 3 inputs may differ significantly from the fair values that would have been used had quoted prices in an active market existed.
The following tables summarize the fair value measurements of the U.S. pension plans assets by asset class:

	As of September 30, 2015				As of September 30, 2014
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$11	$—	$—	$11	$1	$5	$—	$6
U.S. Government debt securities (b)	—	173	—	173	—	247	—	247
Corporate debt securities:(c)
Investment grade	—	2	—	2	—	300	—	300
High-yield	—	—	—	—	—	86	—	86
Other debt securities	—	—	—	—	—	7	—	7
Equity securities:(d)
U.S. large/mid-cap	—	—	—	—	82	—	—	82
U.S. small cap	—	—	—	—	30	—	—	30
Non-U.S. equity	—	—	—	—	74	—	—	74
Real estate(e)	—	9	84	93	—	8	77	85
Private equity(f)	—	—	60	60	—	—	80	80
Investment funds:(g)
Cash and cash equivalents	—	56	—	56	—	126	—	126
Long duration fixed income	—	574	—	574	—	—	—	—
Investment grade corporate debt	—	—	—	—	—	328	—	328
High-yield debt	—	93	—	93	47	—	—	47
Emerging market debt	—	—	—	—	—	120	—	120
U.S. equity	—	488	—	488	—	215	—	215
Non-U.S. equity	—	345	—	345	—	154	—	154
Commodities	—	41	—	41	—	—	—	—
Emerging market equity	—	98	—	98	—	97	—	97
Multi-strategy hedge funds(h)	—	176	8	184	—	173	11	184
Commodities(i)	—	—	—	—	—	56	—	56
Derivative instruments(j)	—	—	—	—	—	5	—	5
Other plan liabilities, net	—	—	—	—	—	(8)	—	(8)
Total plan assets at fair value	$11	$2,055	$152	$2,218	$234	$1,919	$168	$2,321

(a)
Includes cash collateral, certificates of deposit, commercial paper, securities issued or guaranteed by the U.S. government or its agencies with less than one year to maturity, and repurchase agreements which are valued at cost plus accrued

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

interest.

(b)
Includes U.S. treasury bonds, notes and inflation linked bonds, as well as Federal National Mortgage Association pools, which are generally valued using institutional bid evaluations from various contracted pricing vendors. Institutional bid evaluations are estimated prices that represent the price a dealer would pay for a security. Pricing inputs to the institutional bid evaluation vary by security, and include benchmark yields, reported trades, unadjusted broker/dealer quotes, issuer spreads, bids, offers or other observable market data.

(c)
Includes corporate bonds diversified across various business sectors, as well as collateralized mortgage obligations and asset backed securities, which are generally valued using institutional bid evaluations from various contracted pricing vendors. Institutional bid evaluations are estimated prices that represent the price a dealer would pay for a security. Pricing inputs to the institutional bid evaluation vary by security, and include benchmark yields, reported trades, unadjusted broker/dealer quotes, issuer spreads, bids, offers or other observable market data.

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

(e)
Includes open ended real estate commingled funds, close ended real estate limited partnerships, and insurance company separate accounts that invest primarily in U.S. office, lodging, retail and residential real estate. The insurance company separate accounts and the commingled funds account for their portfolio of assets at fair value and calculate the net asset value per share/unit (“NAV”) on either a monthly or quarterly basis. Shares can be redeemed at the NAV on a quarterly basis, provided a written redemption request is received in advance (generally 45 - 91 days) of the redemption date. Therefore, the undiscounted NAV is used as the fair value measurement. For limited partnerships, the fair value of the underlying assets and the capital account for each investor is determined by the General Partner (“GP”). The valuation techniques used by the GP generally consist of unobservable inputs such as discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The partnerships are typically funded over time as capital is needed to fund asset purchases, and distributions from the partnerships are received as the partnerships liquidate their underlying asset holdings. Therefore, the life cycle for a typical investment in a real estate limited partnership is expected to be approximately 10 years from initial funding.

(f)
Includes limited partner interests in various limited partnerships (“LP”s) that invest primarily in U.S. and non-U.S. investments either directly, or through other partnerships or funds with a focus on venture capital, buyouts, expansion capital, or companies undergoing financial distress or significant restructuring. The fair value of the net assets of the LPs and of the capital account of each investor is determined by the GP of each LP. Marketable securities held by the LPs are valued based on the closing price on the valuation date on the exchange where they are principally traded and may be adjusted for legal restrictions, if any. Investments without a public market are valued based on assumptions made and valuation techniques used by the GP, which consist of unobservable inputs. Such valuation techniques may include discounted cash flow analysis, analysis of recent comparable sales transactions, actual sale negotiations and bona fide purchase offers received from third parties. The LPs are typically funded over time as capital is needed to fund purchases, and distributions are received as the partnerships liquidate their underlying asset holdings. There have not been any new commitments to private equity since 2007, and no new commitments are expected under current asset allocation targets. Since some partnerships are not yet in the liquidation phase, a reasonable estimate cannot be provided as to when full liquidation of all existing partnerships will be completed.

(g)
Includes open-end funds and unit investment trusts that invest in various asset classes including: U.S. and non-U.S. corporate debt, U.S. equity, non-U.S developed and emerging markets equity, and commodities. The funds account for their portfolio of assets at fair value and calculate the NAV of the fund on a daily basis, and shares can be redeemed at the NAV. Therefore, the undiscounted NAV as reported by the funds is used as the fair value measurement.

(h)
Includes hedge fund of funds and hedge funds that pursue multiple strategies to diversify risks and reduce volatility. The funds account for their portfolio of assets at fair value and calculate the NAV of their fund on a monthly basis. The funds limit the frequency of redemptions to manage liquidity and protect the interests of the fund and its shareholders. Several of the funds, with a fair value totaling $8 million as of September 30, 2015, are in the process of liquidation and cannot provide an estimate as to when the liquidation will be completed. However, since trades (purchases and redemptions) are executed using the NAV as calculated on the trade date, the undiscounted NAV as reported by the fund is used as the fair value measurement.

(i)
Consists of partnership interests in limited liability companies (“LLC”) that invest in long-only, unleveraged portfolios of exchange-traded, U.S. dollar-denominated futures and forward contracts in tangible commodities. The NAV of each LLC is determined at the end of each month. The underlying futures and forward contracts are valued based upon the settlement price on the exchanges where they are traded, and where there is no settlement price, value is based upon the last trade price. An investor can withdraw all or any portion of its capital account effective as of the last day of the calendar month. The capital account was fully liquidated during fiscal 2015 and replaced by an investment in a commodity collective trust

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

fund.

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

The following table summarizes the changes in fair value of Level 3 U.S. pension plan assets for fiscal 2015 and 2014:

In millions	Real Estate	Private Equity	Hedge Funds	Total
Balance as of October 1, 2013	$73	$100	$8	$181
Realized gains/(losses)	—	(1)	—	(1)
Unrealized gains relating to investments still held at the end of the period	12	13	1	26
Purchases, sales and settlements (net)	(8)	(32)	(3)	(43)
Transfers in/(out)	—	—	5	5
Balance as of September 30, 2014	77	80	11	168
Realized gains/(losses)	1	(5)	1	(3)
Unrealized gains/(losses) relating to investments still held at the end of the period	8	10	(1)	17
Purchases, sales and settlements (net)	(2)	(25)	(3)	(30)
Transfers in/(out)	—	—	—	—
Balance as of September 30, 2015	$84	$60	$8	$152
The following table summarizes the fair value of the non-U.S. pension plan assets by asset class:

	As of September 30, 2015				As of September 30, 2014
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment funds:
Equity securities	$—	$1	$—	$1	$—	$4	$—	$4
Debt securities	—	2	—	2	—	2	—	2
Asset allocation	—	2	—	2	—	—	—	—
Insurance contracts(a)	—	54	—	54	—	54	—	54
Total plan assets at fair value	$—	$59	$—	$59	$—	$60	$—	$60

(a)
Most non-U.S. pension plans are funded through insurance contracts, which provide for a guaranteed interest credit, and a profit-sharing adjustment based on the actual performance of the underlying investment assets of the insurer. The fair value of the contract is determined by the insurer based on the premiums paid by the Company plus interest credits plus the profit-sharing adjustment less benefit payments. The underlying assets of the insurer are invested in compliance with local rules or law, which tend to require a high allocation to fixed income securities. For example, in the Netherlands, where the pension plan assets account for 77% of the Company's total non-U.S. pension assets, the insurer's underlying asset allocation at September 30, 2015 was 100% fixed income securities.

The following table summarizes the fair value of the postretirement plans assets by asset class:

	As of September 30, 2015				As of September 30, 2014
In millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment funds:
Blended asset fund(a)	$—	$—	$—	$—	$11	$—	$—	$11
Group life insurance contracts(b)	—	159	—	159	—	162	—	162
Total plan assets at fair value	$—	$159	$—	$159	$11	$162	$—	$173

(a)
An investment in a broadly diversified registered investment company (mutual fund). As of September 30, 2014, the fund asset allocation was approximately 70% fixed income securities, 21% U.S. equity and 9% non-U.S. equity. The fund

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

values its security holdings each business day as of the close of regular trading on the New York Stock Exchange and computes a NAV by dividing the total fair value of its assets minus liabilities by the number of fund shares outstanding. The fair value of the Plan’s investment in the fund is calculated by multiplying the NAV by the number of shares held by the Plan.

(b)
The group life insurance contracts are held in a reserve of an insurance company that provides for investment of pre-funding amounts in a family of pooled separate accounts. The fair value of each group life insurance contract is primarily determined by the value of the units it owns in the pooled separate accounts that back the policy. Each of the pooled separate accounts provides a unit NAV on a daily basis, which is based on the fair value of the underlying assets owned by the account. The postretirement benefit plans can transact daily at the unit NAV without restriction. As of September 30, 2015, the asset allocation of the pooled separate accounts in which the contracts invest was approximately 60% fixed income securities, 22% U.S. equity securities and 18% non-U.S. equity securities.

Savings Plans
Substantially all of the Company’s U.S. employees are eligible to participate in savings plans sponsored by the Company. The plans allow employees to contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with specified guidelines. Avaya matches a percentage of employee contributions up to certain limits. The Company’s expense related to these savings plans was $6 million, $7 million and $10 million in fiscal 2015, 2014 and 2013, respectively.
15. Share-based Compensation
The Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan (the "2007 Plan") governs the issuance of equity awards, including restricted stock units (“RSUs”) and stock options, to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each stock option, when vested and exercised, and each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements. On August 12, 2015, the Compensation Committee approved an amendment to the 2007 Plan, which was approved by the stockholders of Parent effective November 16, 2015, to make an additional 5,379,467 shares available for issuance, increasing the total amount of shares of Parent common stock available for issuance under the 2007 Plan to 61,236,872.
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
Subsequent to October 1, 2012, the Company granted time-based options to purchase common stock of Parent. As a result of the stock option exchange programs offered in November 2009 and February 2013, outstanding stock options at September 30,

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

2015 consist of time-based stock options and those EBITDA and multiple-of-money stock options that were not tendered for exchange.
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
 The following table summarizes option awards under the 2007 Plan (excluding the continuation options, as discussed below):

Options (in 000s)	Time-based	EBITDA	Multiple-of- Money	Total	Weighted Average Exercise Price	Fair Value at Date of Grant (in 000s)
Outstanding—October 1, 2014	25,551	23	481	26,055	$2.95	$46,548
Granted	4,955	—	—	4,955	$2.49	7,665
Exercised	—	—	—	—	$—	—
Forfeited	(4,301)	(5)	(169)	(4,475)	$3.09	(8,097)
Outstanding—September 30, 2015	26,205	18	312	26,535	$2.84	$46,116
For fiscal 2015, 2014 and 2013, the weighted-average grant-date fair value of options granted during the year was $1.55, $1.55 and $1.39, respectively. The fair value of option awards is determined at the date of grant utilizing the Cox-Ross-Rubinstein (“CRR”) binomial option pricing model which is affected by the fair value of Parent’s common stock as well as a number of complex and subjective assumptions. Expected volatility is based primarily on a combination of the historical volatility and estimates of implied volatility of the Company’s peer group. The peer group is periodically reviewed by management and the Compensation Committee of Parent's Board of Directors for consistency with the Company's business strategy, the businesses and markets in which the Company operates, and the Company's competitive landscape. The risk-free interest rate assumption was derived from reference to the U.S. Treasury Spot rates for the expected term of the stock options. The dividend yield assumption is based on Parent’s current intent not to issue a dividend under its dividend policy. The expected holding period assumption was estimated based on the Company’s historical experience.
The underlying weighted-average assumptions used in the valuations were as follows:

	Fiscal years ended September 30,
	2015	2014	2013
Stock price	$2.49	$2.38	$2.81
Expected term (in years)	5	5	5
Volatility	76.16%	81.87%	62.76%
Risk-free rate	1.62%	1.38%	0.74%
Dividend yield	—%	—%	—%
For fiscal 2015, 2014 and 2013, the Company recognized share-based compensation associated with these options of $9 million, $8 million and $3 million, respectively, which is included in costs and operating expenses. At September 30, 2015, there was $7 million of unrecognized share-based compensation that the Company expects to recognize as expense over the next four years associated with 2007 Plan options. The expected expense does not include any compensation associated with the multiple-of-money and EBITDA awards. At September 30, 2015 there are 15,997,403 vested and exercisable options

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

outstanding. These options have a weighted average exercise price of $3.00, had a fair value at the date of grant of $30 million, no intrinsic value and a weighted average remaining contractual term of 6 years. At September 30, 2015, there are 26,535,628 options that are vested and exercisable or expected to vest over the next four years. These options have a weighted average exercise price of $2.84, a fair value at the date of grant of $46 million, no intrinsic value and a weighted average remaining contractual term of 7 years.
During fiscal 2015 and 2014, there were no options exercised. During fiscal 2013, 89,250 options were exercised with an intrinsic value of less than $1 million.
Restricted Stock Units
The Company has issued RSUs each of which represents the right to receive one share of Parent’s common stock when fully vested. The fair value of the common stock underlying the RSUs was estimated by the Compensation Committee of Parent's Board of Directors at the date of grant.
During fiscal 2015, the Company awarded 5,521,521 time-based RSUs in the ordinary course of business with an aggregate fair value at the date of grant of $14 million. For fiscal 2015, 2014 and 2013, the Company recognized compensation expense associated with RSUs of $10 million, $17 million and $8 million, respectively. As of September 30, 2015, there was $16 million of unrecognized share based compensation associated with RSUs that the Company expects to recognize as expense through October 2018.
The following table summarizes the RSUs granted under the 2007 Plan:

Nonvested Shares	Shares
Non-vested shares at October 1, 2012	1,920,887
Granted	6,541,439
Forfeited	(710,743)
Vested	(1,416,680)
Non-vested shares at September 30, 2013	6,334,903
Granted	9,764,906
Forfeited	(1,201,823)
Vested	(8,124,854)
Non-vested shares at September 30, 2014	6,773,132
Granted	5,521,521
Forfeited	(858,710)
Vested	(3,714,069)
Non-vested shares at September 30, 2015	7,721,874

Continuation Awards
At the time of the closing of the Merger, fully vested options to purchase shares of Avaya Inc. held by certain members of management that were not exercised before the Merger were substituted for fully-vested stock options to purchase 1,592,970 shares of Parent common stock having the same intrinsic value of $6 million (“continuation options”). The continuation options have an exercise price of $1.25. As of September 30, 2015, 1,474,618 of these continuation options had been exercised, with the remaining 118,352 continuation options expiring unexercised.
Additionally, following the closing of the Merger, fully vested performance based RSUs of Avaya Inc. held by certain members of management were substituted for 1,391,155 fully-vested RSUs of Parent, having the same intrinsic value of $7 million (“continuation units”). Prior to October 2012, 592,054 continuation units were canceled and during October 2012, shares of Parent’s common stock were distributed with respect to the remaining 799,101 continuation units.
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
The GCS segment primarily develops, markets, and sells contact center and unified communications products by integrating multiple forms of communications, including telephone, e-mail, instant messaging and video. The Networking segment offers

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

integrated networking products which are scalable across customer enterprises. The AGS segment develops, markets and sells comprehensive end-to-end global service offerings that allow customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks.
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
Summarized financial information relating to the Company’s reportable segments is shown in the following tables:

	Fiscal year ended September 30,
In millions	2015	2014	2013
REVENUE
Global Communications Solutions	$1,796	$1,953	$2,096
Avaya Networking	233	243	242
Enterprise Collaboration Solutions	2,029	2,196	2,338
Avaya Global Services	2,052	2,175	2,241
Unallocated Amounts(1)	—	—	(1)
	$4,081	$4,371	$4,578
GROSS PROFIT
Global Communications Solutions	$1,189	$1,241	$1,276
Avaya Networking	97	107	101
Enterprise Collaboration Solutions	1,286	1,348	1,377
Avaya Global Services	1,180	1,220	1,223
Unallocated Amounts(1)	(36)	(69)	(70)
	2,430	2,499	2,530
OPERATING EXPENSES
Selling, general and administrative	1,432	1,531	1,511
Research and development	338	379	445
Amortization of acquired intangible assets	226	227	228
Restructuring charges, net	62	165	200
Acquisition-related costs	1	—	1
	2,059	2,302	2,385
OPERATING INCOME	371	197	145
INTEREST EXPENSE, LOSS ON EXTINGUISHMENT OF DEBT AND OTHER INCOME (EXPENSE), NET	(445)	(439)	(487)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(74)	$(242)	$(342)

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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

	September 30,
	2015	2014
ASSETS:
Global Communications Solutions	$1,609	$1,590
Avaya Networking	14	26
Enterprise Collaboration Solutions	1,623	1,616
Avaya Global Services	2,625	2,628
Unallocated Assets(2)	2,614	2,958
Total	$6,862	$7,202

(2)
Unallocated Assets consist of cash and cash equivalents, accounts receivable, deferred income tax assets, property, plant and equipment, acquired intangible assets and other assets. Unallocated Assets are managed at the corporate level and are not identified with a specific segment.

Geographic Information
Financial information relating to the Company’s revenue and long-lived assets by geographic area is as follows:

	Revenue(1)
	Years ended September 30,
In millions	2015	2014	2013
U.S.	$2,203	$2,267	$2,430
International:
EMEA	1,073	1,234	1,239
APAC—Asia Pacific	425	445	457
Americas International—Canada and Latin America	380	425	452
Total International	1,878	2,104	2,148
Total revenue	$4,081	$4,371	$4,578

	Long-Lived Assets(2)
	September 30,
In millions	2015	2014
U.S.	$180	$162
International:
EMEA	72	81
APAC—Asia Pacific	18	24
Americas International—Canada and Latin America	12	14
Total International	102	119
Total	$282	$281

(1)	Revenue is attributed to geographic areas based on the location of customers.

(2)	Represents property, plant and equipment, net.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

17.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Unrealized loss on term loan interest rate swap	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2012	$(1,109)	$(13)	$(3)	$(1)	$(1,126)
Other comprehensive loss before reclassifications	193	(47)	—	—	146
Amounts reclassified to earnings	88	—	13	—	101
(Provision for) benefit from income taxes	(121)	4	(10)	—	(127)
Balance as of September 30, 2013	(949)	(56)	—	(1)	(1,006)
Other comprehensive loss before reclassifications	(251)	7	—	—	(244)
Amounts reclassified to earnings	50	—	—	—	50
Balance as of September 30, 2014	(1,150)	(49)	—	(1)	(1,200)
Other comprehensive loss before reclassifications	(287)	46	—	—	(241)
Amounts reclassified to earnings	69	—	—	—	69
(Provision for) benefit from income taxes	—	(12)	—	—	(12)
Balance as of September 30, 2015	$(1,368)	$(15)	$—	$(1)	$(1,384)
The amounts reclassified out of accumulated other comprehensive loss into the Consolidated Statements of Operations prior to the impact of income taxes, with line item location, were as follows:

	Fiscal years ended September 30,
In millions	2015	2014	2013	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$18	$13	$21	Costs - Products
	18	13	21	Costs - Services
	28	20	36	Selling, general and administrative
	5	4	10	Research and development
	69	50	88
Unrealized loss on term loan interest rate swap	—	—	13	Interest expense
Total amounts reclassified	$69	$50	$101

18. Related Party Transactions
Management Services Agreement and Consulting Services
The Company and Parent are party to a Management Services Agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital Management, L.P., an affiliate of TPG, collectively “the Managers,” pursuant to which the Managers provide management and financial advisory services to the Company. Pursuant to the Management Services Agreement, the Managers receive a monitoring fee of $7 million per annum and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving the Company during the term of the Management Services Agreement, the Managers have the right to require the Company to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The Management Services Agreement may be terminated at any time by the Managers, but otherwise has an initial term ending on December 31, 2017 that automatically extends each December 31st for an additional year unless terminated earlier by the Company or the Managers. The term has been automatically extended eight times since the execution of the agreement such that the current term is December 31, 2025. In the event that the Management Services Agreement is terminated, the Company is required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the Management Services Agreement. Therefore, if the Management Services Agreement were terminated at September 30, 2015, the termination fee would be calculated using the current term ending December 31, 2025. In accordance with the Management Services Agreement, the Company recorded $7 million of monitoring fees per year during fiscal 2015, 2014 and 2013.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

In December 2013, the Company and TPG Capital Management, L.P. executed a letter agreement reducing the portion of the monitoring fees owed to TPG Capital Management, L.P. by $1,325,000 for fiscal 2014 and thereafter on an annual basis by $800,000. The Company agreed to pay Messrs. Mohebbi and Rittenmeyer in aggregate $800,000 annually.
Notes Receivable with Parent
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
Transactions with Other Sponsor Portfolio Companies
The Sponsors are private equity firms that have investments in companies that do business with Avaya. For fiscal 2015, 2014 and 2013, the Company recorded $30 million, $27 million and $6 million, respectively, associated with sales of the Company’s products and services to companies in which one or both of the Sponsors have investments. For fiscal 2015, 2014 and 2013, the Company purchased goods and services of $11 million, $8 million and less than $1 million, respectively from companies in which one or both of the Sponsors have investments. In September 2015, a company in which a Sponsor has an investment merged with a commercial real estate services firm that began providing management services associated with the Company’s leased properties during fiscal 2015. The Company incurred $4 million of management services provided by this commercial real estate services firm during fiscal 2015.
Term Loans Held by Sponsors
During fiscal 2013, affiliates of TPG held some of the Company's outstanding term loans under the Senior Secured Credit Agreement. Certain of the term B-1 loans held by those affiliates were converted to term B-5 loans, $22 million of which were repaid in connection with the issuance of the 9% Senior Secured Notes. Based on the amount of the term loans that were held during fiscal 2013, and consistent with the terms of the loan, those affiliates received payments of principal and interest (inclusive of amounts paid by the Company in connection with the issuance of the 9% Senior Secured Notes) aggregating approximately $23 million.
During fiscal 2013, an affiliate of Silver Lake held some of the Company's outstanding term loans under the Senior Secured Credit Agreement. The outstanding term B-1 loans held by such affiliate were converted to term B-5 loans. Based on the amount of the term loans that were held by such affiliate during fiscal 2013 and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $5 million.
On October 29, 2012, December 21, 2012 and February 13, 2013, the Company amended the terms of its credit facilities in connection with certain refinancing transactions. Affiliates of Silver Lake and TPG received less than $1 million in each of these transactions during fiscal 2013.
As of September 30, 2015 and 2014 affiliates of Silver Lake and TPG held no outstanding principal amounts of term loans under the Senior Secured Credit Agreement. See Note 10, "Financing Arrangements" for further details regarding the Company's financing arrangements.
Preferred Stock Ownership by Sponsors
In connection with the financing of the acquisition of NES, our Parent issued shares of its non-voting Series A Preferred Stock to affiliates of TPG and Silver Lake. As of September 30, 2015 and 2014, affiliates of TPG owned 38,864.13 shares of Parent’s Series A Preferred Stock and affiliates of Silver Lake owned 38,864.13 shares of Parent’s Series A Preferred Stock.
In connection with the financing of the Radvision acquisition, Parent issued shares of its convertible non-voting Series B Preferred Stock to affiliates of TPG and Silver Lake. As of September 30, 2015 and 2014, affiliates of TPG owned 32,649 shares of Parent's Series B Preferred Stock and affiliates of Silver Lake owned 32,649 shares of Parent's Series B Preferred Stock.
Arrangements Involving our Directors and Executive Officers
Charles Giancarlo is a Director of the Company and Parent and held the positions of Special Advisor and Managing Partner of Silver Lake until September 30, 2015 and December 31, 2013, respectively. Mr. Giancarlo also serves as a Director of Accenture, Plc (“Accenture”), a management consulting business. During fiscal 2015, 2014 and 2013 sales of the Company's products and services to Accenture were $1 million, $1 million and $3 million, respectively. During fiscal 2015, 2014 and

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

2013 the Company purchased goods and services from Accenture of less than $1 million, less than $1 million and $4 million, respectively.
Greg Mondre is a Director of the Company and Parent and holds the positions of Managing Partner and Managing Director of Silver Lake. Mr. Mondre is related to the Vice Chairman and Co-Chief Executive Officer of C3/Customer Contact Channels Holdings L.P. (“C3 Holdings”), a provider of outsourced customer management solutions.  During fiscal 2015, 2014 and 2013 sales of the Company's products and services to C3 Holdings were $1 million, $2 million and less than $1 million, respectively.
John W. Marren is a Director of the Company and Parent and holds the position of Partner of TPG and serves on the Board of Directors of Sungard Data Systems, Inc. (“Sungard”), a software and technology services company. In each of fiscal 2015, 2014 and 2013 the Company purchased goods and services from Sungard of $1 million.
Afshin Mohebbi is a Director of the Company and Parent and holds the position of Senior Advisor of TPG.
Ronald A. Rittenmeyer is a Director of the Company and Parent and serves in these capacities as a director designated by TPG. Mr. Rittenmeyer serves on the Board of Directors of Tenet Healthcare Corporation (“Tenet Healthcare”), a healthcare services company, and served as Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.) ("Expert Global Solutions"), a global provider of business process outsourcing services until June 2014. During fiscal 2015, 2014 and 2013 sales of the Company's products and services to Tenet Healthcare were $1 million, less than $1 million and $1 million, respectively. During fiscal 2015, 2014 and 2013 sales of the Company's products and services to Expert Global Solutions were $8 million, $9 million and $9 million, respectively.
Kiran Patel is a Director of the Company and Parent and held the position of Executive Vice President and General Manager, Small Business Group of Intuit, Inc. ("Intuit"), a provider of financial software solutions for consumers and small businesses until September 2013.  During fiscal 2015, 2014 and 2013 sales of the Company's products and services to Intuit were $1 million, $2 million and $2 million, respectively.
Marc Randall is the Senior Vice President and General Manager of the Company and Parent and serves on the Board of Directors of Xirrus, Inc. (“Xirrus”), a provider of wireless access network solutions. In March 2014, the Company entered a strategic partnership with Xirrus whereby the Company owns less than 6% of the outstanding voting securities of Xirrus on a fully diluted basis. The Company also has one seat on the board of directors held by Mr. Randall. During fiscal 2015 and 2014, the Company purchased goods and services from Xirrus of $10 million and $5 million, respectively. Purchases during fiscal 2013 were not material.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company continues to believe that TLI/Continuant's claims are without merit and unsupported by the facts and law, and the Company intends to defend this matter, including by filing its appeal to the United States Court of Appeals for the Third Circuit. The Company filed its initial appellate brief with the Third Circuit on June 12, 2015 and briefing by the parties is now complete. The Third Circuit has tentatively scheduled oral argument for January 18, 2016, after which the Third Circuit will issue a written opinion. No loss reserve has been provided for this matter.
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

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

In late 2014 SNMP-RI also brought two separate complaints against several of Avaya’s resellers or distributors, alleging essentially the same facts as in the matters described above; these two cases are now stayed following motions filed by Avaya.
Avaya believes it has meritorious defenses but at this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
Other
In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case.  In light of the Louisiana Supreme Court’s holding in another hearing loss case (“Graphic Packaging”), in which the Court held that noise induced hearing loss qualifies as an occupational injury or disease subject to Workers’ Compensation claims, in October 2015 Avaya filed dispositive motions seeking dismissal of this matter.
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

In millions
Balance as of October 1, 2013	$16
Reductions for payments and costs to satisfy claims	(13)
Accruals for warranties issued during the period	10
Balance as of September 30, 2014	13
Reductions for payments and costs to satisfy claims	(12)
Accruals for warranties issued during the period	8
Balance as of September 30, 2015	$9
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of September 30, 2015, the Company had $177 million of outstanding letters of credit which ensure the Company's performance or payment to third parties. Included in this amount is $119 million issued under the Domestic ABL, $22 million of letters of credit issued under the Foreign ABL and $36 million of letters of credit issued under uncommitted facilities.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

three years. These bonds are backed by $71 million of the Company’s letters of credit and include the $63 million supersedeas bond filed with the Court in the TLI/Continuant matter discussed above. If the Company fails to perform under its obligations, the maximum potential payment under these surety bonds is $76 million as of September 30, 2015.
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
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $37 million in awards were outstanding as of September 30, 2015. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of September 30, 2015, no compensation expense associated with the LTIP has been recognized.
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
Leases
The Company leases land, buildings and equipment under agreements that expire in various years through 2026. Rental expense under operating leases, excluding any lease termination costs incurred related to the Company’s restructuring programs, was $99 million, $107 million and $107 million for fiscal 2015, 2014 and 2013, respectively.

Avaya Inc.
Notes to Consolidated Financial Statements (Continued)

The table below sets forth future minimum lease payments, net of sublease income, due under non-cancelable operating leases, of which $62 million of such payments have been accrued for as of September 30, 2015 in accordance with GAAP pertaining to restructuring and exit activities.

In millions
2016	$84
2017	70
2018	62
2019	50
2020	38
2021 and thereafter	54
Future minimum lease payments	$358
The table below sets forth future minimum lease payments, due under non-cancelable capitalized leases as of September 30, 2015.

In millions
2016	$26
2017	21
2018	15
2019	5
Future minimum lease payments	67
Less: Imputed interest	(6)
Present value of net minimum lease payments	$61
20. Quarterly information (unaudited)

In millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal Year Ended September 30, 2015
Revenue	$1,079	$995	$999	$1,008	$4,081
Gross profit	638	592	584	616	2,430
Operating income	104	83	84	100	371
(Provision for) benefit from income taxes	(3)	6	(3)	(70)	(70)
Net income (loss)	$3	$(22)	$(49)	$(76)	$(144)
Fiscal Year Ended September 30, 2014
Revenue	$1,131	$1,060	$1,054	$1,126	$4,371
Gross profit	640	597	607	655	2,499
Operating income	87	—	48	62	197
(Provision for) benefit from income taxes	(26)	(1)	8	(32)	(51)
Net loss	$(54)	$(96)	$(62)	$(19)	$(231)

Avaya Inc.
Schedule II—Valuation and Qualifying Accounts
Information required by this item is incorporated by reference to Note 8, “Supplementary Financial Information,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015 based on criteria in Internal Control—Integrated Framework (2013) issued by COSO.
The Company’s internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2015.

c)	Changes in Internal Control Over Financial Reporting.
There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information
Pursuant to Section 15(d) of the Securities Exchange Act of 1934, the Company's obligations to file periodic and current reports ended as of October 1, 2010. Nevertheless, the Company continues to file periodic reports and current reports with the SEC voluntarily to comply with the terms of the indenture governing its senior secured notes due March 1, 2021.
Subsequent to the quarter ended September 30, 2015, there were no events that took place that are required to be disclosed in a report on Form 8-K that have not yet been reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and position of each of our executive officers and directors as of November 1, 2015:

Name	Age	Position
Pierre-Paul Allard	56	Senior Vice President, Worldwide Sales and President Global Field Operations
Gary E. Barnett	62	Senior Vice President and General Manager, Avaya Collaboration
James M. Chirico, Jr.	57	Executive Vice President, Business Operations
Fariborz Ebrahimi	54	Senior Vice President and Chief Information Officer
Amy Fliegelman Olli	51	Senior Vice President and General Counsel
Roger C. Gaston	59	Senior Vice President, Human Resources
Jaroslaw S. Glembocki	59	Senior Vice President, Quality Program Office
Kevin J. Kennedy	60	Director, President and Chief Executive Officer
Morag Lucey	54	Senior Vice President, Chief Marketing Officer
Laurent Philonenko	56	Senior Vice President, Corporate Strategy, Development and Technology
Marc J. Randall	54	Senior Vice President and General Manager, Avaya Networking
Michael M. Runda	59	Senior Vice President and President, Avaya Client Services
David Vellequette	59	Senior Vice President, Chief Financial Officer
Directors
Charles H. Giancarlo	57	Chairman of the Board of Directors
Mary Henry	56	Director
John W. Marren	52	Director
Afshin Mohebbi	52	Director
Greg K. Mondre	41	Director
Kiran Patel	67	Director
Ronald Rittenmeyer	68	Director
Gary B. Smith	55	Director

Pierre-Paul Allard, Senior Vice President, Worldwide Sales and President, Global Field Operations
Mr. Allard has been our Senior Vice President, Worldwide Sales and President, Global Field Operations since July 2013. He served as Senior Vice President, Corporate Strategy and Development since May 7, 2012. Previously, he spent 19 years at Cisco Systems, Inc. ("Cisco"), a provider of communications and networking products and services. Most recently, from August 2007 until February 2012, he served as Vice President, Sales and Operations, Global Enterprise at Cisco. Prior to joining Cisco, he spent 12 years at International Business Machines Corporation ("IBM"), a global provider of information technology products and services. Since September 2008, Mr. Allard has served on the Board of Directors of EXFO Inc., a provider of next-generation test and service assurance solutions for wireless and wireline network operators and equipment manufacturers in the global telecommunications industry.
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
Fariborz Ebrahimi, Senior Vice President and Chief Information Officer
Mr. Ebrahimi has been our Senior Vice President and Chief Information Officer since February 18, 2013. Previously, he was employed by Verizon Communications Inc., a leading provider of communications, information and entertainment products and services to consumers, businesses and governmental agencies. From January 2006 until December 2012 he served as Senior Vice President and CIO for Corporate Network and Technology, which included Verizon’s Wireline network, as well as Verizon Shared Services Operations ("VSO"), which included the finance operations, real estate and supply chain services supporting all Verizon companies.
Amy Fliegelman Olli, Senior Vice President and General Counsel
Ms. Fliegelman Olli has been our Senior Vice President and General Counsel since June 2014. Previously, she was the General Counsel of CA Technologies, Inc. from September 2006 to June 2014 where she held a similar position of responsibility covering all legal, governance, compliance, internal audit, security, risk management and controls.  Ms. Fliegelman Olli also spent 18 years with IBM Corporation, ultimately serving as Vice President and General Counsel for the Americas and Europe.
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
Kevin J. Kennedy, Director, President and Chief Executive Officer
Mr. Kennedy has been our President and Chief Executive Officer and a member of our Board of Directors since December 22, 2008. Previously, from September 2003 until December 2008, he served as Chief Executive Officer of JDS Uniphase Corporation ("JDSU"), a provider of optical communications products, and from March 2004 until December 2008, he also served as President of JDSU. He was a member of JDSU's Board of Directors from November 2001 until August 2012 and served as Vice Chairman of their Board of Directors from December 2008 until August 2012. Mr. Kennedy is also on the Board of Directors of KLA-Tencor Corporation, a supplier of process control and yield management solutions for the semiconductor industry, and Digital Realty Trust, Inc., which owns, acquires, develops and manages technology-related real estate. Mr. Kennedy served on the Boards of Directors of Rambus Inc., a developer of a high-speed chip-to-chip interface technology, from April 2003 until July 2008 and Polycom Inc., a provider of telepresence, voice and video conferencing solutions, from May 2008 until January 2009. Mr. Kennedy was selected to serve as a director in light of his role as Chief Executive Officer, the management perspective he brings to board deliberations, his extensive management experience and his experience on multiple pubic company boards. Mr. Kennedy is also currently a Presidential Advisory Member of the National Security Telecommunications Advisory Committee.
Morag Lucey, Senior Vice President, Chief Marketing Officer
Ms. Lucey has been our Senior Vice President, Chief Marketing Officer since October 5, 2015. Ms. Lucey leads our global marketing efforts, including marketing communications and branding. Immediately before coming to Avaya she served as the Chief Executive Officer of VirtualCMO Limited, a marketing consulting firm focused on generating short term profitability and long term stability, from November 2014 until September 2015. Ms. Lucey previously worked at Avaya from 2002 to 2007 as Vice President of EMEA Marketing and Vice President of Global Marketing and Channel Marketing for small and midmarket business solutions. In addition, Ms. Lucey worked at BAE Systems from March 2013 to November 2014, serving as Chief Marketing Officer, and at Convergys from May 2009 to June 2012, serving as Senior Vice President of Global Marketing and Product Management
Laurent Philonenko, Senior Vice President, Corporate Strategy, Development and Technology
Mr. Philonenko has been our Senior Vice President, Corporate Strategy, Development and Technology since November 2014. He served as Vice President, Corporate Development and Strategy since November 2013. Prior to joining Avaya, Mr. Philonenko served as Chief Technology Officer for Cisco’s Collaboration Technology Group from November 2012 to October

2013 and he was a Vice President and General Manager of three business units at Cisco from June 2004 to November 2012. He also served as the COO of Genesys Telecommunications Laboratories from July 2002 to December 2003 and CEO from December 2003 to May 2004. Mr. Philonenko is a graduate of Ecole Polytechnique in Paris and earned his master’s degree in Management Science from Paris University.
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
Michael M. Runda, Senior Vice President and President, Avaya Client Services
Mr. Runda has been our Senior Vice President and President, Avaya Client Services since May 2012. From October 2011 until May 2012, he served as our Vice President, Global Support Services. Prior to that time, from 2010 until 2011, he served as Chief Executive Officer of KCS Academy, where he was responsible for the startup of the KCS Academy, a subsidiary of the Consortium for Service Innovation. The Academy develops and delivers executive legal and technical support and consulting practices. From 2006 until 2010, he served as the Vice President of Global Support for Intuit Corporation. From 2004 until October 2015, he served in various positions on the Board of Directors for the Consortium for Service Innovation. He also joined the Board of Directors for the KCS Academy in 2011 and he currently serves as the President of that board.
David Vellequette, Senior Vice President, Chief Financial Officer
Mr. Vellequette has been our Senior Vice President, Chief Financial Officer since October 1, 2012. From July 2004 until September 2012, he worked for JDS Uniphase Corporation ("JDSU"), a provider of optical communications products. During his time with JDSU, he served as Executive Vice President and Chief Financial Officer from June 2005 until August 2012 and Vice President and Operations Controller from July 2004 until June 2005.
Charles H. Giancarlo, Chairman of the Board of Directors
Mr. Giancarlo has been a member of our Board of Directors since June 30, 2008 and has been our Chairman of the Board of Directors since December 22, 2008. He served as our President and Chief Executive Officer from June 30, 2008 until December 22, 2008. Mr. Giancarlo was previously a Senior Advisor of Silver Lake from January 2014 until September 30, 2015 and prior to that was Managing Director of Silver Lake since 2007. Mr. Giancarlo is also on the Boards of Directors of Accenture plc, a management consulting business; Artista Networks, Inc., a data center switching company; ServiceNow, an enterprise IT cloud company; Imperva, Inc., a data security company; and various private companies. He served on the Board of Directors of Netflix, Inc., an online movie rental subscription service, from April 2007 until May 2012. Mr. Giancarlo's related industry experience, experience in financial matters, service as an executive officer and director of other companies, prior service as our Chief Executive Officer, experience in working with companies controlled by private equity sponsors, and affiliation with Silver Lake, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.
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
John W. Marren, Director
Mr. Marren has been a member of our Board of Directors since August 24, 2012 and he previously served as a member of our Board of Directors from October 26, 2007 to April 15, 2011. Mr. Marren joined TPG Capital in 2000 as Partner and co-leads TPG's technology team. Mr. Marren has served on the Board of Directors of Freescale Semiconductor, Ltd. since 2007 and on the Boards of Directors of various private companies. In addition, Mr. Marren served as Chairman of the Board of MEMC Electronic Materials, Inc. (now known as SunEdison, Inc.), a provider in the semiconductor and solar industries from 2001 to 2012. Mr. Marren's related industry experience, in working with companies controlled by private equity sponsors, and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director our Company.

Afshin Mohebbi, Director
Mr. Mohebbi has been a member of our Board of Directors since April 2011. Mr. Mohebbi has been a Senior Advisor to TPG since 2004. Previously, Mr. Mohebbi held various executive positions at Qwest Communications International Inc., British Telecom Plc., SBC Communications Inc. and Pacific Telesis Group. Mr. Mohebbi currently serves on the Board of Directors of DISH Network Corporation, as well as on the boards of directors of various private companies. Mr. Mohebbi's related industry experience, service as an executive officer and director of other companies, experience in working with companies controlled by private equity sponsors, and affiliation with TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director our Company.
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
Kiran Patel, Director
Kiran Patel has been a member of our Board of Directors since October 1, 2013. Mr. Patel served as Executive Vice President and General Manager, Small Business Group of Intuit, a provider of financial software solutions for consumers and small businesses, from December 2008 to September 2013. He was Senior Vice President and General Manager, Consumer Tax Group from June 2007 to December 2008 and Chief Financial Officer from September 2005 to January 2008. Mr. Patel also serves on the Board of Directors of KLA-Tencor Corporation and is a trustee of The Charles Schwab Family of Funds. Mr. Patel’s experience as a Chief Financial Officer, his experience with software, the Cloud and global management, as well as his independence from the Company led to the conclusion that he should serve as a director of the Company.
Ronald Rittenmeyer, Director
Ronald Rittenmeyer has been a member of our Board of Directors since October 1, 2013. Mr. Rittenmeyer is the former Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.), a global provider of business process outsourcing services, serving from 2011 to June 2014. Mr. Rittenmeyer is also the former Chairman, Chief Executive Officer and President of Electronic Data Systems Corporation, serving from 2005 to 2008. Mr. Rittenmeyer is currently a director of American International Group, Inc. and Tenet Healthcare Corporation. Mr. Rittenmeyer’s service as an executive officer and director of other companies and his designation by TPG, which has the right to select three of our directors, led to the conclusion that he should serve as a director of our Company.
Gary B. Smith, Director
Mr. Smith has been a Director of the Company since December 6, 2011. Mr. Smith currently serves as President, Chief Executive Officer and Director of Ciena Corporation ("Ciena") a network infrastructure company. Mr. Smith began serving as Chief Executive Officer of Ciena in May 2001, in addition to his existing responsibilities as president and director, positions he has held since October 2000. Mr. Smith also serves on the Board of Directors of CommVault Systems, Inc., a provider of data and information management software applications and related services, a position he has held since May 2004. Mr. Smith's nearly 30 years of experience in the global telecommunications industry and independence from the Company, led to the conclusion that he should serve as a director of the Company.
Corporate Governance
Code of Ethics and Business Conduct
 Our Code of Conduct, Operating with Integrity, is designed to help directors and employees worldwide to resolve ethical issues in an increasingly complex global business environment. The Code of Conduct applies to all directors and employees, including, without limitation, the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller and any other employee with any responsibility for the preparation and filing of documents with the SEC. The Code of Conduct covers a variety of topics, including those required to be addressed by the SEC. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information and compliance with applicable laws and regulations. Directors and employees of the Company receive periodic updates regarding policies governed by and changes to the Code of Conduct. The Code of Conduct is available at our Investor Relations website located at www.avaya.com/investors/overview. We will post amendments to or waivers of the provisions of the Code of Conduct made with respect to any of our directors and executive officers on that website within four business days. The information contained on, or accessible through, our website is not part of this Annual Report, and is therefore not incorporated by reference. During fiscal 2015, no amendments to or waivers of the provisions of the Code of Conduct were made with respect to any of our Directors or executive officers.
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
Committee Matters
The Audit Committee is comprised of Messrs. Patel (Chairman), Mondre and Rittenmeyer and Ms. Henry. The Board of Directors, after reviewing all of the relevant facts, circumstances and attributes, has determined that each of Mr. Mondre, Mr. Patel and Mr. Rittenmeyer is an “audit committee financial expert” as defined in applicable SEC rules. The Compensation Committee is comprised of Messrs. Marren (Chairman), Giancarlo and Smith. The Nominating and Governance Committee is comprised of Messrs. Mohebbi (Chairman), Giancarlo, Kennedy and Smith. See Item 13, “Certain Relationships and Related Party Transactions and Director Independence,” to this Annual Report on Form 10-K for more information regarding Director independence.

Item 11.	Executive Compensation
Introduction
The fiscal year 2015 Compensation Discussion and Analysis (“CD&A”) outlines the design and overall philosophy of our executive compensation program, the objectives and principles upon which it is based, and our fiscal 2015 pay decisions for our named executive officers (“NEOs”). Under SEC rules, our NEOs for fiscal 2015 are:
Our Fiscal 2015 NEOs

•	Kevin J. Kennedy, President and Chief Executive Officer (“CEO”)

•	David Vellequette, Senior Vice President and Chief Financial Officer (“CFO”)

•	James M. Chirico, Jr., Executive Vice President, Business Operations

•	Roger Gaston, Senior Vice President, Human Resources

•	Amy Fliegelman Olli, Senior Vice President and General Counsel
Overview
The objectives of our executive compensation program are to:

•
Attract and retain executives with the skills and experience necessary to execute a fundamental business transformation by providing a competitive pay package that reflects the market in which we compete for talent;

•
Align executive officer compensation with performance by providing executives with opportunities to earn performance-based compensation based on both Company performance as well as individual performance; and

•	Align executive officer compensation with the stated objective of transforming Avaya into a premier software and services company.
We have designed our executive compensation program to help achieve these objectives by using a combination of fixed pay and variable incentive compensation opportunities, which for fiscal 2015 included the following elements, together with our rationale for providing them:

Element of Compensation	Overview of Program Element
Base Salary	• Provide executive officers with base salaries that are market competitive and reflect the skills and experience required for their roles.
Short-Term and Deferred Cash Incentive Compensation
• Executive Committee Discretionary Annual Incentive Plan (“EC DAIP”): Provide executive officers with a semi-annual discretionary incentive opportunity intended to reward both Company and individual performance.

• Executive Committee Performance Recognition Program (“EC LTIP”): A legacy incentive plan created in fiscal 2011 and revised in fiscal 2014 to provide executive officers with an additional annual deferred incentive opportunity based on financial and individual performance.

Long-Term Cash Compensation
• A legacy incentive plan adopted in fiscal 2013 to provide executive officers with a degree of value assurance relative to our equity plans due to the uncertainty regarding a liquidity event for our parent company, Avaya Holdings Corp (“Parent”).

Long-Term Incentive Compensation (“LTI”)	• Provide executive officers with market competitive annual long-term incentive grants comprised of a combination of cash-based performance awards, restricted stock units (“RSUs”) and stock options.
Our determinations of NEO target compensation level and the mix of compensation elements are linked to short and long-term performance as evaluated by our Compensation Committee based on market practices and the Compensation Committee’s assessment of each executive officer’s skills, contributions and performance, each assessed without a specific weighting. The Compensation Committee recognizes that decisions regarding any one element of compensation may impact how the Company relies upon or makes use of another element. As a result, the Compensation Committee does not review each element in isolation and instead reviews them in total when making compensation decisions, without any particular weighting assigned to any individual element.

For fiscal 2015, the pay mix at target levels was as follows:
*For purposes of the above, performance-based compensation includes the target value of EC DAIP (defined above) and stock option and RSU awards.
Actual pay will vary from these targets based on the Compensation Committee’s assessment of Company and individual performance, as well as the change in the value of the equity of our Parent, over time.
Compensation Governance
Our process for determining executive officer compensation (including for our NEOs) is as follows:
Compensation Committee
Our Compensation Committee is a committee of the Board of Directors of our Parent. In accordance with its charter, the Compensation Committee approves all elements of compensation for our executive officers. The role of the Compensation Committee is to discharge the Board’s responsibilities relating to executive compensation matters. In this regard the Compensation Committee is responsible for the development and administration of our executive compensation and benefits programs. In furtherance of this purpose, the Compensation Committee has the authority and responsibility to:

•	Develop, in partnership with management, an overarching compensation philosophy upon which our executive pay programs are built;

•
Review and approve corporate goals and objectives relevant to the compensation of our CEO, evaluate the performance of our CEO in light of these goals and objectives, and determine and approve the compensation of our CEO based on this evaluation;

•	Review the appropriateness of our peer group;

•
Set executive officer compensation and make recommendations to the Board with respect to incentive compensation and equity-based plans, administer and make awards under such plans and review the cumulative effect of its actions;

•	Review and approve the compensation of all executive officers;

•	At its discretion, retain a compensation consultant to advise the Compensation Committee on executive pay matters; and

•	Review and assist with the development of executive officer succession plans.
Compensation Consultant
We are advised on executive compensation matters by Semler Brossy Consulting Group (“Semler Brossy”). Semler Brossy was retained by management but provides advice and guidance to the Compensation Committee on a variety of topics including executive compensation program design, determination of our peer group, benchmarking and competitive assessment of our compensation.
Management
Our CEO, supported by our Human Resources team and with input from Semler Brossy, makes recommendations to the Compensation Committee regarding setting target compensation levels and determining amounts payable under performance-

based awards for all executives other than himself. Pay decisions for our CEO are reviewed separately by the Compensation Committee and are independent of our CEO’s input. Semler Brossy provides comparative market data and recommendations on CEO pay to the Compensation Committee directly.
Peer Group
To ensure that our compensation program remains competitive and aligned with our overall philosophy and objectives, the Compensation Committee compares our compensation and benefit practices and levels of pay to a peer group consisting of technology-oriented businesses that compete with us for talent and:

•	are primarily information technology service businesses;

•	have similar revenue bases and sizes to reflect business complexity; and

•	are companies for which comparative executive compensation data are readily available.
Using these principles as our guide, the following 16 companies were used as the peer group for fiscal 2015 pay related decisions (the “Peer Group”):

Adobe Systems Inc.	EMC Corp.
Autodesk, Inc.	Juniper Networks Inc.
Broadcom Corp.	Motorola Solutions
Brocade Communications Systems Inc.	Symantec Corp.
CA, Inc.	Teradata Corp.
Citrix Systems Inc.	Unisys Corp.
Cognizant Technology Solutions Corp.	NetApp, Inc.
Computer Sciences Corp.	VMWare
In August 2015, the Compensation Committee conducted its annual assessment of our Peer Group with guidance from Semler Brossy. Semler Brossy recommended that we remove EMC Corp. from our Peer Group due to its size. The revised Peer Group of 15 companies was used to assess executive officer compensation for fiscal 2016.
In addition to the Peer Group, the Compensation Committee also reviews pay data from the Radford Global Compensation Survey, with a focus on technology companies with revenues of approximately $5 billion. This data is used to supplement the pay data from the Peer Group and also provides the Compensation Committee with market data for executives whose positions are not listed in Peer Group public filings. The Compensation Committee generally targets executive officer total target direct compensation, including long-term incentive grants, between the median and the seventy-fifth percentile of the market data, but actual pay positioning for each NEO is determined based on a number of factors including the role, contribution, and level of experience of each executive and the retention needs of the Company, and each is evaluated by the Compensation Committee in its judgment without any formula or weighting. We do not set specific targets relative to market for individual components of compensation such as base salary or target levels of annual or long-term incentives, but rather review the components in total.
Fiscal 2015 Compensation Elements and Pay Decisions
We continue to evolve from a traditional telecommunications hardware company into a software and services company to meet the demands of today’s customers. Today a significant portion of our revenues are generated from the sale of software and services. We believe that improvements in our products and services have enhanced our leadership in the market and provided future growth opportunities. Fiscal 2015 marked our second year of a multi-year sales transformation initiative, and we continue to see indications of our progress across various business measures such as increases in Net Promoter Score (NPS) and growth in sales of key products and services. Our total direct compensation program for our NEOs and other executive officers was built to incentivize senior leadership to help achieve these and other go-to-market objectives by emphasizing pay-for-performance. We use base salaries and short-term cash-based incentives to reward achievement of shorter-term individual and Company performance goals and cash and equity-based long-term incentives to reward achievement of longer-term performance goals.
The Compensation Committee and Board regularly evaluated individual contributions and achievements in order to make organizational and compensation decisions. This included in-depth discussions of CEO and executive officer performance and an annual 360 degree review process that is facilitated by a third party advisor, including self-assessments. Individual performance for the executive officers was measured by our CEO using an assessment scale evaluating four performance metrics including overall impact, teamwork and attitude, results and performance, and leadership (“Performance Metrics”).
The Compensation Committee participated in this process to develop an informed point of view which established the basis of their decisions for determining awards under all of the fiscal 2015 incentive programs.

Our approach to long-term incentives changed beginning in fiscal 2014. During the Compensation Committee meeting in November 2013, Semler Brossy presented their annual competitive assessment of CEO and executive officer compensation relative to our Peer Group and the market. The assessment indicated that while pay opportunities were competitive when viewed in combination with the addition of one-time programs, such as the EC LTIP, short-term cash awards, Segment Transformation Growth Incentive, Long-Term Cash Award Program and Quarterly Sales Transformation Incentive Plan, which are described below or under footnote 4 to the Summary Compensation Table, the transition to a standardized approach to total direct compensation (total target cash compensation plus long-term incentives) through an annual grant strategy under our long-term incentive program met market competitiveness in a simpler form. For fiscal 2015, the primary elements of our executive compensation program are described below.
Base Salary
Base salaries are evaluated at the beginning of each fiscal year following an assessment using market and Peer Group data performed by Semler Brossy. Assessment-based recommendations are made by our CEO and the Company’s Executive Compensation team and presented to the Compensation Committee for further evaluation based on individual performance.
No changes were made to the base salaries for our executive officers during fiscal 2015. Please see the Summary Compensation Table for information on fiscal 2015 base salaries.
Short-Term and Deferred Cash Incentive Compensation
Executive Committee Discretionary Annual Incentive Plan (“EC DAIP”)
On October 15, 2013 the Compensation Committee approved a new short-term incentive plan for executive officers, the EC DAIP. The EC DAIP was established based on a competitive assessment of our CEO and executive officer compensation relative to the market and our Peer Group at that time.
The EC DAIP was designed to balance the need for a competitive incentive opportunity that is tied to performance, with the necessity of providing our Compensation Committee with the ability to exercise judgment at the end of each performance period to consider other factors in determining awards, including:

•	Overall Company performance; and

•	Executive officer and function performance over time.
Similar to our short term incentive plan for employees, the EC DAIP provides two payout opportunities each fiscal year based on financial performance during the previous six month period (October 1 to March 31 and April 1 to September 30). During our annual competitive assessment, the Compensation Committee establishes a target for each NEO based on a percentage of their respective base salary, using market and Peer Group data to assist in determining the appropriate percentage. There is no guarantee for any individual award and individual awards may not exceed more than 200% of an individual’s target.
As described in the “Compensation Governance” and “Fiscal 2015 Compensation Elements and Pay Decisions” sections above, the Compensation Committee reviews our NEO pay as compared to our Peer Group and market data, as reflected in the Radford Global Compensation Survey, based on a presentation by our compensation consultant, Semler Brossy. The Compensation Committee then determines the target award for each NEO under the EC DAIP and other pay elements generally by reference to the median and 75th percentiles of the Peer Group and market data.

Named Executive Officer	Fiscal 2015 EC DAIP Target Award Opportunity (% of Base Salary)	Fiscal 2015 EC DAIP Maximum Award Opportunity (% of Base Salary)
Kevin J. Kennedy	125%	250%
David Vellequette	90%	180%
James M. Chirico, Jr.	85%	170%
Roger Gaston	75%	150%
Amy Fliegelman Olli	80%	160%
Please see the Summary Compensation Table footnote 4(a) and Grants of Plan-Based Awards Table for additional details about this plan, including actual payouts for fiscal 2015.
The EC DAIP is a discretionary incentive plan, which means there is no specific quantitative achievement of Company performance required for the plan to be funded. Plan funding and individual awards are determined at the end of each period by the Compensation Committee in its discretion based on a number of factors, including overall Company performance, the executive’s target, the Compensation Committee’s evaluation of the Performance Metrics and our CEO’s recommendations for the executive officers, other than for himself.

Executive Committee Performance Recognition Plan (“EC LTIP”)
The EC LTIP is a five-year program that was created in fiscal 2011 and revised in fiscal 2014 to provide executive officers with an additional annual deferred incentive opportunity. In fiscal 2014, the program was amended to (i) reflect a single financial target of Adjusted EBITDA (which is defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the audited Consolidated Financial Statements included in this Annual Report on Form 10-K) on a pre-short-term incentive plan basis (i.e., before taking into account any payment under the Company’s short-term incentive plans for employees generally), or “Pre-STIP Adjusted EBITDA,” and (ii) provide the Compensation Committee with full discretion to determine awards, provided that no individual award could exceed 160% of the individual’s target. No more awards will be granted under this program.
Our actual Pre-STIP Adjusted EBITDA result was approximately 95% achievement relative to the target established by the Compensation Committee in November 2014. Notwithstanding that, the Compensation Committee determined to use a 90% level of attainment in connection with compensation matters due to enhancements to our results tied to foreign exchange rate movements during the fiscal year. Individual awards were decided based upon this 90% achievement level and were further adjusted based on the Performance Metrics.
Please see Summary Compensation Table footnote 4(e) for additional details, including target and actual payouts for fiscal 2015.
Long-Term Incentive Compensation
At the beginning of fiscal 2014, we established a framework for providing annual grants of long-term incentive opportunities to our executive officers, which we followed in fiscal 2015. These awards are intended to be competitive with practices among our Peer Group by providing annual equity-based and cash-based awards that vest over a multi-year timeframe. These awards also include both time-vesting and performance-based features. The awards’ multi-year vesting is designed to encourage retention and performance of our executive officers. In fiscal 2013 and 2014, these awards were granted to vest ratably on an annual basis over a three-year period. Beginning in fiscal 2015, the awards vest over a four-year period, with one-fourth vesting on the first anniversary of the grant date of the award, and one-sixteenth vesting on each quarterly anniversary thereafter. This change was made to enhance the retentive impact of these awards by spreading the vesting over a longer period.
The specific mix of long-term incentive vehicles provided in fiscal 2015 is shown in the table below.

Vehicle	Cash	Restricted Stock Units	Stock Options
% of Annual Grant Value	50%	30%	20%
Performance Upside	50% of total cash grant value	Not Applicable	Not Applicable
The mix includes long-term cash in addition to equity-based awards both to recognize the limited liquidity of our Parent’s stock as a private company and to limit the dilution of the interests of our current shareholders given the concentrated ownership of the Company.
Cash Component
Fifty percent of the long-term incentive award is allocated in cash. The cash portion of the award also contains an additional performance-based upside provision providing up to an additional 50% of one-fourth of the cash grant value at the end of each performance year if a pre-established financial target is achieved. The pre-established financial metric for fiscal 2015 grants was Pre-STIP Adjusted EBITDA. Our actual Pre-STIP Adjusted EBITDA result was approximately 95% achievement relative to this target. Since this target was not achieved, NEOs did not receive any performance-based upside cash awards based on fiscal 2015 results.
Restricted Stock Units
RSUs are the most prevalent form of equity-based compensation used by companies in our industry and among our Peer Group. Thirty percent of the value of the annual long-term incentive grant was delivered in RSUs, with the actual number of units being determined based on our Parent’s common stock price, as determined by our Compensation Committee, at the time the grant was approved. In fiscal 2015, the RSU awards did not contain a performance-based upside provision which had been part of certain previous RSU awards.
Stock Options
Although the use of stock options is fairly uncommon among our Peer Group, we believe that as a private company delivering 20% of the annual long-term incentive grant through stock options is appropriate, particularly in balancing the mix of risk and reward for our executive officers. The actual number of stock options was determined using a Cox Ross Rubenstein value of our Parent’s common stock at the time the grant was approved.

Name	Fiscal 2015 LTI Award	Cash Award (50%) Dollar Value of Award	Restricted Stock Units (30%) Dollar Value of Award	Stock Options (20%) Dollar Value of Award	Cash Award Potential Upside ($)	Restricted Stock Units (# of shares)	Stock Options (# of shares)
Kevin J. Kennedy	$7,500,000	$3,750,000	$2,250,000	$1,500,000	$1,875,000	900,000	937,500
David Vellequette	$2,750,000	$1,375,000	$825,000	$550,000	$687,500	330,000	343,750
James M. Chirico, Jr.	$2,750,000	$1,375,000	$825,000	$550,000	$687,500	330,000	343,750
Roger Gaston	$1,000,000	$500,000	$300,000	$200,000	$250,000	120,000	125,000
Amy Fliegelman Olli	$1,500,000	$750,000	$450,000	$300,000	$375,000	180,000	187,500
As noted above under “Stock Options” and in footnote 3 to the Summary Compensation Table, amounts indicated for Stock Awards and Option Awards represent the fair value of the awards at the date of grant as calculated in accordance with FASB Codification topic 718, without regard to forfeiture assumptions.
Fiscal 2016 Compensation Elements and Pay Decisions
At the November 2015 meeting of our Compensation Committee, Semler Brossy presented their findings from the fiscal 2016 competitive assessment of CEO and executive officer pay relative to the market and our Peer Group. The assessment indicated that overall, our total target direct compensation, with the addition of the annual long-term incentive grants, generally targeted our NEOs between the median and the seventy-fifth percentile of Peer Group. There were no additional awards provided under any of the legacy long-term incentive plans described in footnote 4 to the Summary Compensation Table.
For fiscal 2016, the Compensation Committee increased the target pay opportunities for several of our NEOs compared to fiscal 2015, including for our CEO.  These pay increases were based on the Compensation Committee’s assessment of competitive pay relative to market and a detailed assessment of past and potential future realizable pay opportunities under our various legacy and ongoing incentive plans.  In addition, for NEOs other than the CEO, the Compensation Committee took into consideration the recommendations of the CEO for ongoing pay.
In assessing pay for the NEOs, the Compensation Committee noted in particular that a significant portion of our total compensation going forward is in the form of stock and options, which are currently not liquid assets and which therefore are not fully comparable to the stock awards of our publicly-traded peers.  In addition, with the end of several of our legacy retention and incentive plans in fiscal 2015, which were cash awards, the Compensation Committee identified that a significant reduction in cash compensation opportunities would occur for several of our NEOs beginning in fiscal 2016.  To partially offset this reduction in cash and to provide a more competitive total compensation opportunity going forward relative to market, the Compensation Committee made the following changes to total compensation for fiscal 2016:

Named Executive Officer	Fiscal 2016 Base Salary	Fiscal 2016 EC DAIP Target Award Opportunity (% of Base Salary)	Fiscal 2016 Target LTI Award	Fiscal 2016 Target Total Direct Compensation	Fiscal 2015 to Fiscal 2016 % Change in Target Total Direct Compensation
Kevin J. Kennedy	$1,250,000	150%	$9,000,000	$12,125,000	18%
David Vellequette	$650,000	100%	$2,750,000	$4,050,000	3%
James M. Chirico, Jr.	$750,000	100%	$3,250,000	$4,750,000	19%
Roger Gaston	$450,000	75%	$1,000,000	$1,788,000	3%
Amy Fliegelman Olli	$650,000	80%	$1,800,000	$2,970,000	0%
These pay increases emphasize long-term incentives both to enhance retention incentives and to allow the Compensation Committee more flexibility in the future to alter awards based on changing circumstances of the Company over time. In addition, the Compensation Committee awarded Mr. Chirico a cash retention award pursuant to which he will receive $500,000 at the end of fiscal 2016 and 2017, provided he is employed by the Company at such times.
Long-Term Incentives in Fiscal 2016
On August 12, 2015, the Compensation Committee amended the Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”), which was approved by the stockholders of Parent effective November 16, 2015. The 2007 Plan was amended to make an additional 5,379,467 shares available for issuance, increasing the total amount of shares of Parent common stock available for issuance under the 2007 Plan to 61,236,872.

The foregoing description of the 2007 Plan and the First Amendment to the Plan is qualified in its entirety by reference to the full text of the 2007 Plan and the First Amendment, which were a filed as exhibits to the Company’s Annual Reports on Form 10-K for fiscal 2014 and 2015, respectively.
At the November 2015 meeting, the Compensation Committee made the following long-term incentive awards to our NEOs for fiscal 2016 based on market competitiveness and the Compensation Committee’s assessment of each executive’s criticality in supporting our transformation:

Name	Fiscal 2016 LTI Awards	Cash Award (50%) Dollar Value of Award	Restricted Stock Units (30%) Dollar Value of Award	Stock Options (20%) Dollar Value of Award	Cash Award Potential Upside ($)	Restricted Stock Units (# of shares)	Stock Options (# of shares)	Total # of Shares
Kevin J. Kennedy	$9,000,000	$4,500,000	$2,700,000	$1,800,000	$2,250,000	1,350,000	1,384,615	2,734,615
David Vellequette	$2,750,000	$1,375,000	$825,000	$550,000	$687,500	412,500	423,077	835,577
James M. Chirico, Jr.	$3,250,000	$1,625,000	$975,000	$650,000	$812,500	487,500	500,000	987,500
Roger Gaston	$1,000,000	$500,000	$300,000	$200,000	$250,000	150,000	153,846	303,846
Amy Fliegelman Olli	$1,800,000	$900,000	$540,000	$360,000	$450,000	270,000	276,923	546,923
Awards vest one-fourth on the first anniversary of the date of grant and one-sixteenth on each quarterly anniversary of the date of grant thereafter. The numbers of RSUs and Stock Options is based upon the fair market value of a share of our common stock which was $2.00 on the date of grant and a fair value of $1.30 per share using a Cox Ross Rubenstein value.
Other Compensation
Executive Benefits and Perquisites
We provide certain benefits and perquisites to our executive officers to ensure our compensation and benefits package remains competitive. The Compensation Committee reviews these benefits and perquisites periodically to evaluate their value and market prevalence based on data provided by Semler Brossy. Please see the Summary Compensation Table footnote 5 for additional details about benefits paid in fiscal 2015.
Savings Plans
We offer a qualified 401(k) savings plan for all U.S. salaried employees, the Avaya Inc. Savings Plan for Salaried Employees ("ASPSE"). Effective January 1, 2013, our matching allocation is determined on a quarterly basis, once a Company financial performance threshold is met. The matching formula is 50% for the first 5% of pre-tax eligible compensation contributed by a participant, up to $3,000 annually.
We also offer an unfunded, non-qualified deferred compensation plan, the Avaya Inc. Savings Restoration Plan ("ASRP") to restore savings opportunities lost under the ASPSE due to Internal Revenue Code (the “Code”) limitations. There is no Company match provided for this plan.
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
Because our common stock is not currently publicly traded, executive compensation paid during fiscal 2015 was not subject to the provisions of Section 162(m) of the Internal Revenue Code, which limits to $1 million the deductibility of compensation paid to any of certain named executive officers of a public company, with exceptions for qualifying performance-based compensation and certain other exceptions. At such time as we become subject to the deduction limitation under Section 162(m) of the Internal Revenue Code, we expect that the Compensation Committee will consider the impact of Section 162(m) of the Internal Revenue Code when structuring our executive compensation arrangements with our NEOs. However, the Compensation Committee will retain flexibility to approve compensation arrangements that in its view promote the objectives of our compensation program but that may not qualify for full or partial tax deductibility.

Committee Report on Executive Compensation
The Compensation Committee of Parent’s Board of Directors reviewed and discussed with management the information included in the Company’s Compensation Discussion and Analysis for fiscal 2015. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
COMPENSATION COMMITTEE:
John W. Marren, Chairman
Charles H. Giancarlo
Gary B. Smith

Summary Compensation Table
The Summary Compensation Table contains values calculated and disclosed according to SEC reporting requirements. Salary, Bonus and Non-Equity Incentive Compensation values are reflective of compensation earned during fiscal 2015, 2014 and 2013, respectively. Stock Award and Option Award values are reflective of the total fair value, regardless of vesting conditions for earning the awards, for grants received during the applicable fiscal year.

Name	Year	Salary ($) (1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Comp. ($)(4)	All Other Comp. ($)(5)	Total ($)
Kevin J. Kennedy President and Chief Executive Officer	2015	$1,250,000	—	$2,250,000	$1,500,000	$9,134,375	$42,004	$14,176,379
	2014	$1,250,000	$2,000,000	$2,250,000	4,704,000	$5,460,938	$41,996	$15,706,934
	2013	$1,250,000	$1,592,382	$2,575,001	—	3,532,000	$17,571	$8,966,954
David Vellequette Senior Vice President and Chief Financial Officer	2015	$625,000	—	$825,000	$550,000	$1,712,500	$24,837	$3,737,337
	2014	$625,000	$200,000	$675,000	$529,200	$1,358,750	$24,881	$3,412,831
	2013	$587,500	$200,000	$1,006,251	$585,000	$1,071,250	$7,718	$3,457,719
James M. Chirico, Jr. Executive Vice President, Business Operations	2015	$675,000	—	$825,000	$550,000	$4,275,000	$23,321	$6,348,321
	2014	$675,000	—	$675,000	$529,200	$2,905,750	$23,189	$4,808,139
	2013	$653,269	—	$708,127	—	$2,085,250	$7,819	$3,454,465
Roger Gaston Senior Vice President, Human Resources	2015	$425,000	—	$300,000	$200,000	$1,916,667	$114,952	$2,956,619
	2014	$425,000	—	$299,999	$235,200	$1,575,000	$23,884	$2,559,083
Amy Fliegelman Olli Senior Vice President and General Counsel	2015	$650,000	$250,000	$450,000	$300,000	$951,667	$87,846	$2,689,513

(1)	Amounts shown for fiscal 2013 for Mr. Chirico reflect the impact of participation in the Company's mandatory one-week furlough program.

(2)
Amounts shown for fiscal 2015 reflect for Ms. Fliegelman Olli, the second installment of a sign-on payment made in connection with her offer of employment. Amounts shown for fiscal 2014 reflect: (i) for Mr. Kennedy, a cash bonus in recognition of his performance and efforts to transform our business, including amounts that he otherwise would have received under the EC LTIP, and (ii) for Mr. Vellequette, the second installment of a sign-on payment made in connection with his offer of employment. Amounts shown for fiscal 2013 reflect: (i) for Mr. Kennedy, a cash recognition award, and (ii) for Mr. Vellequette, the first installment of a sign-on payment made in connection with his offer of employment.

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

Included in fiscal 2013 is the incremental fair value of replacement RSUs awarded under a stock option exchange program whereby individuals holding previously granted performance-based stock options could exchange them on a three-for-one basis for RSUs. Not included in fiscal 2013 are any amounts attributable to previously granted performance-based stock options as it is not possible to determine if the performance condition (e.g., sale or initial public offering of Parent) will be satisfied until such event actually occurs. For options granted to Mr. Vellequette in fiscal 2013, assuming the highest level of achievement, the aggregate grant date fair value for fiscal 2013 would have been $410,375.
For more information regarding the valuation of stock-based awards (including assumptions made in such valuation), refer to Note 15, “Share-based Compensation,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report.

(4)
Mr. Kennedy’s fiscal 2013 compensation includes all compensation elements reported in the Company’s fiscal 2013 Form 10-K as well as additional elements reported on the Company’s Form 8-K filed dated December 11, 2013.

Non-Equity Incentive Plan Compensation reflects amounts earned under each of the following programs:

Name	Year	EC DAIP Awards (a )	Short Term Cash Award (b)	Segment Transformation Growth Incentive (c)	Long Term Cash Award (d)	EC Long Term Incentive Plan (e)	Cash Long Term Incentive (f)	Total ($)
Kevin J. Kennedy	2015	$859,375	—	—	$5,900,000	$1,125,000	$1,250,000	$9,134,375
	2014	$804,688	$1,250,000	$750,000	$1,656,250	$1,000,000	—	$5,460,938
	2013	$725,000	$1,563,000	$250,000	$994,000	—	—	$3,532,000
David Vellequette	2015	$270,000	—	—	$517,500	$550,000	$375,000	$1,712,500
	2014	$265,000	—	$618,750	—	$475,000	—	$1,358,750
	2013	$217,000	—	$206,250	$173,000	$475,000	—	$1,071,250
James M. Chirico, Jr.	2015	$300,000	—	—	$3,000,000	$600,000	$375,000	$4,275,000
	2014	$290,000	$575,000	$618,750	$872,000	$550,000	—	$2,905,750
	2013	$231,000	$650,000	$206,250	$523,000	$475,000	—	$2,085,250
Roger Gaston	2015	$125,000	—	—	$1,325,000	$300,000	$166,667	$1,916,667
	2014	$135,000	$300,000	$337,500	$492,500	$310,000	—	$1,575,000
Amy Fliegelman Olli	2015	$235,000	—	—	—	$550,000	$166,667	$951,667

(a)	Represents EC DAIP award payments for both performance periods of fiscal 2015.

Name	Target	Maximum	Midyear Payout	Year-End Payout	Total	% of Target
Kevin J. Kennedy	$1,562,500	$3,125,000	$390,625	$468,750	$859,375	55%
David Vellequette	$562,500	$1,125,000	$130,000	$140,000	$270,000	48%
James M. Chirico, Jr.	$573,750	$1,147,500	$130,000	$170,000	$300,000	52%
Roger Gaston	$318,750	$637,500	$60,000	$65,000	$125,000	39%
Amy Fliegelman Olli	$520,000	$1,040,000	$105,000	$130,000	$235,000	45%

(b)
Represents aggregate short-term cash awards paid in fiscal 2013 and 2014 under the Short-Term Cash Award Program which was created in fiscal 2013 as part of a broad-based retention program targeted at approximately 3,000 of the Company’s highest performing employees to recognize and reward progress despite missing financial targets for other performance-based incentive programs. The award amounts, which were determined as a percentage of base salary and were relative to the amount of variable pay opportunity for each corporate level, were determined considering an employee’s corporate-level and individual performance. For NEOs, the program considered individual opportunity under two specific performance-based incentive programs: the then-current short-term incentive plan under which executives were eligible for awards and the EC LTIP. Award amounts were determined based on an assessment of each NEO’s individual performance and progress in furthering our transformation. For information regarding the performance assessment process for these awards, please see “Fiscal 2014 Compensation Elements and Pay Decisions” in the Compensation Discussion and Analysis in our Annual Report on Form 10-K for fiscal 2014. Awards were payable in three installments in December 2012, March 2013 and December 2013, provided the executive was employed by us on the date of payment. No further awards are planned under this program.

Name	Aggregate Award Amount
Kevin J. Kennedy	$2,813,000
David Vellequette[1]	$—
James M. Chirico, Jr.	$1,225,000
Roger Gaston	$625,000
1 Mr. Vellequette joined the Company on October 1, 2012, three months after the July 2012 competitive assessment was completed and was therefore not a participant in this program.

(c)
Represents the cash portion of the Segment Transformation Growth Incentive (“STGI”) Program earned for the fiscal year indicated. No amounts were earned or payable in fiscal 2015. The STGI Program, which was created in fiscal 2013 and payable in fiscal 2014, addressed gaps identified between our executive officers’ total direct compensation and market and then Peer Group total direct compensation during a critical stage of our business transformation strategy.

Awards were established as a percentage of base salary and were delivered through a mix of cash and RSUs. The cash portion of each executive officer’s award vested monthly over a 12 month period from July 1, 2013 to June 30, 2014, provided the award recipient was employed by the Company as of the last day of the applicable month. Equity awards were fully vested and paid in fiscal 2014, as further described in the Options Exercised and Stock Vested Table and accompanying footnotes below. No further awards are planned under this program.

Name	Total Award Amount	Cash Award Amount	RSU Award Amount	Number of RSUs	Election % Cash	Election % RSUs
Kevin J. Kennedy	$2,000,000	$1,000,000	$1,000,000	444,444	50%	50%
David Vellequette	$1,100,000	$825,000	$275,000	122,222	75%	25%
James M. Chirico, Jr.	$1,100,000	$825,000	$275,000	122,222	75%	25%
Roger Gaston	$600,000	$450,000	$150,000	66,667	75%	25%

(d)
Represents Long-Term Cash Award payments in fiscal 2013, 2014 and 2015 under the Long-Term Cash Award Program which was approved in fiscal 2013 after a competitive assessment was completed in July 2012. No new awards were granted under this program in fiscal 2015. No further awards are planned under this program.

These long-term cash awards were retention awards designed to provide a degree of value assurance relative to our equity plans for executive officers due to the uncertainty regarding the timing of a liquidity event for our Parent. The awards are generally payable in three installments over either a three- or five-year period, depending on executive officer tenure.  For executives with more than five years’ tenure when the award was made, the first installments were paid in fiscal 2013, the second installments were paid in fiscal 2014 and the third installment will be paid in fiscal 2016. For executives with less than five years’ tenure when the award was made, the first installments were paid in fiscal 2013, the second installments were paid in fiscal 2015 and the third installment will be paid in fiscal 2018. The aggregate amount of the awards for NEOs under this plan (using the lower end of the third installment range) was designed to approximately equal five times the individual’s base salary over a five-year period, with the exception of Ms. Fliegelman Olli. Since Ms. Fliegelman Olli joined the Company in June 2014, after these awards were approved in fiscal 2013, she is only eligible for one payment to be made at the time of the payments in fiscal 2018 and her aggregate award under this plan (using the lower end of her payment range) was designed to equal two times her base salary. The aggregate award for each NEO (other than Ms. Fliegelman Olli) was divided into different installment payments, as shown below and as set forth in an individual award letter which each NEO received. For each NEO, the upper end of the third installment range (or in Ms. Fliegelman Olli’s case, her one payment range) equals 150% of the lower end of such range.

Name	Cash Payment (First Installment)[1]	Cash Payment (Second Installment)[2]	Cash Payment Target Range (Third Installment)[3]
Kevin J. Kennedy	$993,750	$1,656,250	$3,975,000 - $7,287,500
David Vellequette	$172,500	$517,500	$1,660,000 - $2,835,500
James M. Chirico, Jr.	$523,000	$872,000	$2,093,000 - $3,836,000
Roger Gaston	$296,000	$492,500	$1,182,000 - $2,167,000
Amy Fliegelman Olli[4]	$—	$—	$1,300,000 - $1,950,000

[1]	First installments were paid in fiscal 2013.

[2]	Second installments were paid in fiscal 2014 or 2015.

[3]
Third installments will be paid in fiscal 2016 or 2018. The third installment range for Mr. Vellequette reflects revisions to such range which were approved by the Compensation Committee on June 28, 2013.

[4]	Ms. Fliegelman Olli joined the Company on June 9, 2014, and therefore is only eligible for one payment payable at the time of the fiscal 2018 payments.
The amount of the third installment (or in Ms. Fliegelman Olli’s case, her one payment) will be determined based upon the NEO’s achievement under the EC LTIP over a five-year period from fiscal 2011 through 2015. In addition, the third installment payment may be adjusted, in the Compensation Committee’s discretion, based on the executive’s performance through the payment date.
The third installment payment (or in Ms. Fliegelman Olli’s case, her one payment) for each award recipient will then be adjusted downward (i) to reflect shares of Parent common stock previously owned and sold by that individual and (ii) if Parent's common stock is then publicly traded, to reflect the value of certain shares of Parent common stock that individual owns (including vested stock units) or could receive upon exercise of stock options, in each case excluding shares relating to continuation stock options, continuation stock units and cash invested in connection with the going-private transaction of Avaya Inc.

Below are details regarding the third installment payment to be paid to Messrs. Kennedy, Chirico and Gaston in fiscal 2016:

Name[1]	Cash Payment Target Range (Third Installment)	Total EC LTIP Earned 2011-2015	Cash Payment (Third Installment)[2]
Kevin J. Kennedy	$3,975,000 - $7,287,500	$3,750,000	$5,900,000
James M. Chirico, Jr.	$2,093,000 - $3,836,000	$2,562,500	$3,000,000
Roger Gaston	$1,182,000 - $2,167,000	$1,320,000	$1,325,000
1 Since the third installment payment for Mr. Vellequette and the one payment for Ms. Fliegelman Olli will not be paid until fiscal 2018, the Compensation Committee has not yet determined the amounts of such payments.
2 After consideration of the third installment payment ranges and the total payments made to these executives under the EC LTIP, as well as each executive’s attainment under the EC LTIP over the five-year period from fiscal 2011 through 2015 as compared to their aggregate target EC LTIP award during such period, the Compensation Committee exercised its discretion in recognition of the contributions of each of these executives to determine the third installment payments shown above. For NEOs other than the CEO, the Compensation Committee also took into consideration the recommendations of the CEO regarding such awards. In addition, since we do not expect our stock to be publicly traded when these third installments are due to be paid to these longer tenured NEOs, we do not expect these third payments to be adjusted downward due to sales of shares of Parent common stock or based on the price of Parent common stock.

(e)	Represents cash incentives earned under the EC LTIP in fiscal 2015.

Name	Target	Year-End Payout	% of Target
Kevin J. Kennedy	$1,250,000	$1,125,000	90%
David Vellequette	$625,000	$550,000	88%
James M. Chirico, Jr.	$675,000	$600,000	89%
Roger Gaston	$425,000	$300,000	71%
Amy Fliegelman Olli	$650,000	$550,000	85%

(f)
The amounts indicated in fiscal 2015 represent the first vesting of the LTI Cash awards granted in fiscal 2014. Based on fiscal 2015 results, the NEOs did not receive any performance-based upside cash awards for the LTI Cash awards granted in fiscal 2013 or 2014.

(5) During fiscal 2015, NEOs received certain perquisites provided by or paid for by the Company pursuant to Company policies. For all NEOs, amounts include life insurance premiums paid for by the Company and a financial planning allowance. For Mr. Chirico, includes a Company health spending account match that is provided through the Company’s standard medical benefit plans. For Mr. Gaston, includes $90,115 in relation to relocation expenses. For Ms. Fliegelman Olli, includes $69,130 in relation to relocation expenses.

Grants of Plan-Based Awards in Fiscal 2015
The following table sets forth information concerning non-equity and equity incentive awards granted in fiscal 2015 to each of the NEOs. The equity incentive awards were made under the 2007 Plan described below.

			Estimated Future Payouts under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (4)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($) (5)	Grant Date Fair Value of Stock and Options ($) (6)

Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)
Kevin J. Kennedy		(1)		$1,562,500	$3,125,000
		(2)		$1,250,000
	11/20/2014	(3)		$3,750,000	$5,625,000
	11/20/2014					900,000			$2,250,000
	11/20/2014						937,500	$2.50	$2,343,750
David Vellequette		(1)		$562,500	$1,125,000
		(2)		$625,000
	11/20/2014	(3)		$1,375,000	$2,062,500
	11/20/2014					330,000			$825,000
	11/20/2014						343,750	$2.50	$859,375
James M. Chirico, Jr.		(1)		$573,750	$1,147,500
		(2)		$675,000
	11/20/2014	(3)		$1,375,000	$2,062,500
	11/20/2014					330,000			$825,000
	11/20/2014						343,750	$2.50	$859,375
Roger Gaston		(1)		$318,750	$637,500
		(2)		$425,000
	11/20/2014	(3)		$500,000	$750,000
	11/20/2014					120,000			$300,000
	11/20/2014						125,000	$2.50	$312,500
Amy Fliegelman Olli		(1)		$520,000	$1,040,000
		(2)		$650,000
	11/20/2014	(3)		$750,000	$1,125,000
	11/20/2014					180,000			$450,000
	11/20/2014						187,500	$2.50	$468,750

(1)	Represents the fiscal 2015 target and maximum amounts payable under the EC DAIP, which is discussed above under “Fiscal 2015 Compensation Elements and Pay Decisions - EC DAIP”.

(2)	Represents the fiscal 2015 target under the EC LTIP, which is discussed above under “Fiscal 2015 Compensation Elements and Pay Decisions -EC LTIP”.

(3)
Represents the target and maximum, including the 4-year performance-based value that could be earned of the cash portion of the fiscal 2015 LTI grant. The target value of the awards granted to executive officers vest one-fourth on the first anniversary of the grant date and one-sixteenth on each quarterly anniversary thereafter. If earned, the performance value of fifty percent of one-fourth of the cash grant value will be paid promptly after determination. See “Fiscal 2015 Compensation Elements and Pay Decisions - Long-Term Incentive Compensation” for additional details.

(4)
Number of units reported as “All Other Stock Awards” represents the RSU portion of the fiscal 2015 LTI grant, which vests one-fourth on the first anniversary of the grant date and one-sixteenth on each quarterly anniversary until fully vested on the fourth anniversary of the grant date. See “Fiscal 2015 Compensation Elements and Pay Decisions - Long-Term Incentives” for additional details.

(5)
Under the terms of the 2007 Plan (defined above), the exercise price for an award cannot be less than the fair market value of a share of our common stock on the date of grant. The exercise prices indicated represent the fair market value of our Parent’s common stock on the applicable grant dates, as determined by the Compensation Committee, the administrator under the 2007 Plan.

(6)
Amounts shown represent the grant date fair value of each award as calculated in accordance with ASC 718, without regard to forfeiture assumptions, and assumes a price of $2.50 per share of Parent's common stock, which was the fair market value on the date of grant of the respective award.

Description of Equity Plan
Executive officers, including our NEOs, and other employees, directors and consultants are eligible to participate in the 2007 Plan. As of September 30, 2015, 55,857,405 shares of Parent common stock were authorized for issuance under the 2007 Plan. The 2007 Plan was amended by the Compensation Committee on August 12, 2015, and approved by the stockholders of Parent effective November 16, 2015 to make an additional 5,379,467 shares available for issuance, increasing the total amount of shares of Parent common stock available for issuance under the 2007 Plan to 61,236,872. Parent’s common stock is not publicly traded. See “Management's Discussion and Analysis-Use of Estimates and Critical Accounting Policies-Share-based Compensation” for information on the methodology to value Parent’s common stock.
Prior to fiscal 2015, awards granted to executive officers generally vest one-third on the first anniversary of the grant date and one-twelfth on each quarterly anniversary thereafter. Starting in fiscal 2015, awards granted to executive officers vested one-fourth on the first anniversary of the grant date and one-sixteenth on each quarterly anniversary thereafter.
RSUs
Each RSU awarded under the 2007 Plan, when vested, entitles the holder to receive one share of Parent's common stock, subject to certain restrictions on their transfer and sale as provided for in the 2007 Plan and the related award agreements.
Stock Options
Each stock option, when vested and exercised, entitles the holder to receive one share of Parent common stock, subject to certain restrictions on transfer and sale as provided for in the 2007 Plan and the related award agreements. All stock options awarded under the 2007 Plan expire ten years from the date of grant or upon cessation of employment, in which event there are limited exercise periods associated with vested stock options.
To the extent an individual acquires shares of Parent common stock upon the exercise of a stock option or vesting of an RSU, those shares are subject to the restrictions on transfer and other provisions contained in a management stockholders' agreement and, in the case of certain executive officers, including certain of our NEOs, a registration rights agreement. See “Certain Relationships and Related Transactions and Director Independence."

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards at the end of fiscal 2015 for each of the NEOs:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options # Exercisable (1)	Number of Securities Underlying Unexercised Options # Unexercisable (2)(3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that have not vested (#) (6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that have not vested ($) (6)
Kevin J. Kennedy	3,250,000	—		$3.00	11/17/2019
	650,000	—		$3.00	11/19/2019
	1,166,668	833,332		$2.25	12/11/2023
	700,001	499,999		$2.25	12/11/2023
	—	937,500		$2.50	11/20/2024
						1,316,668	$2,962,503		$375,000
David Vellequette	243,750	81,250		$4.00	10/1/2022
	210,001	149,999		$2.25	11/15/2023
	—	343,750		$2.50	11/20/2024
						492,500	$1,108,125		$112,500
James M. Chirico, Jr.	650,000	—		$3.00	11/17/2019
	162,500	—		$3.00	11/17/2019
	260,000	—		$3.00	11/19/2019
	210,001	149,999		$2.25	11/15/2023
	—	343,750		$2.50	11/20/2024
						455,000	$1,023,750		$112,500
Roger Gaston	416,000	—		$3.00	11/17/2019
	292,500	—		$3.00	11/19/2019
	93,335	66,665		$2.25	11/15/2023
	—	125,000		$2.50	11/20/2024
						175,555	$394,999		$50,000
Amy Fliegelman Olli	100,000	200,000		$2.75	6/9/2024
	—	187,500		$2.50	11/20/2024
						361,818	$814,091		$—

(1)	Represents the exercisable portion of stock options granted and outstanding.

(2)	Represents the unvested and un-exercisable portion of stock options granted and outstanding.

(3)	The stock option awards are scheduled to vest as follows:

Name	Number of Securities Underlying Options	Grant Date	Vesting Description
Kevin Kennedy	2,000,000	12/11/2013	1/3 on 1st anniversary; 1/12 quarterly thereafter
	1,200,000	12/11/2013	1/3 on 1st anniversary; 1/12 quarterly thereafter
	937,500	11/20/2014	1/4 on 1st anniversary: 1/16 quarterly thereafter
David Vellequette	325,000	10/1/2012	25% annually
	360,000	11/15/2013	1/3 on 1st anniversary; 1/12 quarterly thereafter
	343,750	11/20/2014	1/4 on 1st anniversary: 1/16 quarterly thereafter
James Chirico	360,000	11/15/2013	1/3 on 1st anniversary; 1/12 quarterly thereafter
	343,750	11/20/2014	1/4 on 1st anniversary: 1/16 quarterly thereafter
Roger Gaston	160,000	11/15/2013	1/3 on 1st anniversary; 1/12 quarterly thereafter
	125,000	11/20/2014	1/4 on 1st anniversary: 1/16 quarterly thereafter
Amy Fliegelman Olli	300,000	6/9/2014	1/3 annually
	187,500	11/20/2014	1/4 on 1st anniversary: 1/16 quarterly thereafter

(4)	The RSU awards are scheduled to vest as follows:

Name	RSU Award	Grant Date	RSU's Vested	RSU's Cancelled	RSU's Unvested	Vesting Description
Kevin J. Kennedy	1,000,000	12/11/2013	583,332	—	416,668	1/3 on 1st anniversary; 1/12 quarterly thereafter
	900,000	11/20/2014		—	900,000	1/4 on 1st anniversary; 1/16 quarterly thereafter
David Vellequette	150,000	10/1/2012	112,500	—	37,500	25% annually
	300,000	11/15/2013	175,000	—	125,000	1/3 on 1st anniversary; 1/12 quarterly thereafter
	330,000	11/20/2014		—	330,000	1/4 on 1st anniversary; 1/16 quarterly thereafter
James M. Chirico, Jr.	300,000	11/15/2013	175,000	—	125,000	1/3 on 1st anniversary; 1/12 quarterly thereafter
	330,000	11/20/2014		—	330,000	1/4 on 1st anniversary; 1/16 quarterly thereafter
Roger Gaston	133,333	11/15/2013	77,778	—	55,555	1/3 on 1st anniversary; 1/12 quarterly thereafter
	120,000	11/20/2014		—	120,000	1/4 on 1st anniversary; 1/16 quarterly thereafter
Amy Fliegelman Olli	272,727	6/9/2014	90,909	—	181,818	1/3 annually
	180,000	11/20/2014		—	180,000	1/4 on 1st anniversary; 1/16 quarterly thereafter

(5)	Determined using the fair market value of Parent’s common stock as of the last day of the fiscal year, which was $2.25 per share.

(6)
Represents the performance-based potential upside value of the RSU portion of the fiscal 2014 LTI grant which may be earned based on fiscal 2016 results. If earned, the upside value will be converted to RSUs promptly after determination using the fair market value of Parent’s common stock as of the date of such determination and such RSUs will be fully vested upon grant. See “Fiscal 2014 Compensation Elements & Pay Decisions - Long-Term Incentives” in our Annual Report on Form 10-K for fiscal 2014 for additional details.

Options Exercised and Stock Vested
During fiscal 2015, there were no exercises of stock options by any of the NEOs. The following table sets forth information about the RSU awards that vested in fiscal 2015:

		Option Awards		Stock Awards
Name		Number of Shares Acquired on Exercise (#)	Value realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value realized on Vesting ($) (1)
Kevin Kennedy		—	$0	583,333	$1,437,500
David Vellequette	(2)	—	$0	212,500	$525,000
James Chirico		—	$0	175,000	$431,250
Roger Gaston		—	$0	77,778	$191,666
Amy Fliegelman Olli		—	$0	90,909	$227,273

(1)
The amounts included in the table have been determined using a per share value of our Parent’s common stock ranging from $2.25 to $2.50, which was the fair market value of one share of our Parent’s common stock on each of their respective vesting dates.

(2)	Of the shares listed in this table, Mr. Vellequette has deferred receipt of 37,500 shares, which had a value realized on vesting of $93,750, until October 2017.
Nonqualified Deferred Compensation
The table below sets forth information concerning all nonqualified deferred compensation earned by each of the NEOs during fiscal 2015.
All information represents data from the ASRP, a nonqualified defined contribution plan designed to restore lost tax-deferred savings opportunities for executive officers unavailable under the ASPSE, the Company's qualified savings plan, due to Code limitations. Executive officers may contribute from 1-25% of eligible compensation (including base pay, short-term disability payments, short-term incentive compensation and marketing/sales compensation paid after the executive officer reaches the maximum contribution and/or compensation limit established by the Code). Effective March 1, 2009, the Company suspended matching contributions to this plan. Earnings are based on the individual fund allocations selected by each participant from among the variety of different investment fund choices available; investment elections can be changed daily, subject to certain funds' trading restrictions. All participants are fully vested in their accounts under this plan.

Name	Executive Contributions in the Last Fiscal Year	Registrant Contributions in the Last Fiscal Year	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals/ Distributions in the Last Fiscal Year	Aggregate Balance at the Last Fiscal Year End
Kevin J. Kennedy	$71,588	$—	$10,474	$—	$459,257
David Vellequette	$—	$—	$—	$—	$—
James M. Chirico, Jr.	$55,725	$—	$1,651	$—	$443,534
Roger Gaston	$35,400	$—	$(3,528)	$—	$308,775
Amy Fliegelman Olli	$—	$—	$—	$—	$—
Potential Payments on Occurrence of Change of Control and Other Events
General
The sections below indicate amounts that could have been received by each of the NEOs following, or in connection with, an involuntary separation, resignation and retirement. The sections assume that the triggering event happened as of September 30, 2015. It should be noted that each of the sections below represents the various amounts that could have been received by the NEOs under alternative scenarios, and they are not cumulative in nature.
Involuntary Separation
Cash and Benefits
During fiscal 2015, the NEOs were participants under the Avaya Inc. Involuntary Separation Plan for Senior Officers, or the Senior Officer Plan. The Plan is designed to provide a specific payment and certain benefit enhancements to eligible senior officers of

Avaya and its affiliated companies and subsidiaries in the event that their employment is involuntarily terminated under certain conditions.
The Senior Officer Plan covers our CEO and each other officer of the Company who is elected by the Company's Board at a level above vice president and who is designated “At Risk” under the Avaya Force Management Program Guidelines. Each NEO is a participant in this plan.
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
In the event that a senior officer (other than Mr. Kennedy) is terminated by the Company other than for “cause,” that senior officer is entitled to receive under the Senior Officer Plan, upon executing a termination agreement and release, a payment equal to 100% of final annual base salary, along with certain other benefits to continue for a period of time post-termination of employment, including certain medical benefits as prescribed by applicable law, and outplacement services. With respect to Mr. Kennedy, the terms of his employment agreement provide that his involuntary termination would be governed by the same plan, but he would be entitled to a payment equal to 200% of his base salary plus 200% of his target bonus under the Company’s short-term incentive plan for the year of termination, in addition to the other benefits offered generally to Senior Officers under the Senior Officer Plan.
Under the terms of the EC LTIP, if a participant’s employment was terminated involuntarily without cause as of September 30, 2015, such participant’s account would have been credited for any amount earned during fiscal 2015 and subsequently paid on December 31, 2016.
The table below represents amounts that could have been received by each of the NEOs as of September 30, 2015, assuming an involuntary separation occurred on that date.

Name	Cash Payment Based on Salary(1)	Cash Payment Based on Target Bonus(2)	Outplacement Services (3)	Total (4)
Kevin J. Kennedy	$2,500,000	$3,125,000	$7,000	$5,632,000
David Vellequette	$625,000	$562,500	$7,000	$1,194,500
James M. Chirico, Jr.	$675,000	$573,750	$7,000	$1,255,750
Roger Gaston	$425,000	$318,750	$7,000	$750,750
Amy Fliegelman Olli	$650,000	$520,000	$7,000	$1,177,000

(1)
Amounts represent two times annual base salary for Mr. Kennedy, and one times annual base salary for each of Messrs. Vellequette, Chirico and Gaston and Ms. Fliegelman Olli, each as of September 30, 2015.

(2)
Amount for Mr. Kennedy is equal to two times his target EC DAIP award as per his employment agreement. Amounts for NEOs other than Mr. Kennedy assume that the last date of employment was September 30, 2015 and that the Company paid EC DAIP at target. Amounts reflect total target EC DAIP opportunity for the fiscal year, regardless of whether or not actually earned - e.g., regardless of actual results for fiscal 2015 as set forth above under “Fiscal 2015 Compensation Elements and Pay Decisions - EC Discretionary Annual Incentive Plan (“EC DAIP”).” See “Summary Compensation Table” for actual EC DAIP payments earned in fiscal 2015.

(3)	Represents an estimated cost to the Company for outplacement services based upon historical experience.

(4)	Excludes amounts earned in the EC LTIP Plan for fiscal 2015. See "Summary Compensation Table" and chart in footnote 4.
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

Generally, the employee would have 90 days post-termination of employment to exercise any vested stock options, and any unvested stock options would be forfeited as of the date of termination. However, Mr. Kennedy's employment agreement would allow him 12 months to exercise his vested stock options in such an event. The number of stock options for which vesting would be accelerated due to an involuntary termination as of September 30, 2015 and the value of the accelerated options are represented in the table below. Pursuant to the terms of the 2007 Plan, if the exercise price of an option is equal to or greater than the fair market value of a share of Parent common stock, those stock options are not exercisable. The fair market value of a share of Parent’s common stock on September 30, 2015 was $2.25. Where the fair market value of $2.25 is less than or equal to the respective exercise prices for those awards, no value has been attributed to them.

Name	Number of Time-based Stock Options Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Options
Kevin J. Kennedy	234,375	$2.50	$—
	266,667	$2.25	—
David Vellequette	81,250	$4.00	$—
	85,938	$2.50	$—
	30,000	$2.25	—
James M. Chirico, Jr.	85,938	$2.50	$—
	30,000	$2.25	$—
Roger Gaston	31,250	$2.50	$—
	13,333	$2.25	$—
Amy Fliegelman Olli	50,000	$2.75	$—
	46,875	$2.50	$—
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
With respect to time-based stock options, if an employee is terminated without cause within one-year following a change in control, then, unless the stock option has been terminated, exercised or exchanged for other current or deferred cash or property in connection with the change in control, the time-based stock option is treated as having vested in full immediately prior to such termination of employment. For these purposes, “cause” is defined for our NEOs as in the Senior Officer Plan, as described above. Generally, a terminated employee would have 90 days post-termination of employment to exercise any of such vested time-based stock options. Mr. Kennedy's employment agreement would allow him 12 months to exercise all of his stock options in such an event. Mr. Kennedy’s 2008 employment agreement allows for potential tax gross-up payments in certain circumstances. The number of stock options for which vesting would be accelerated due to an involuntary termination, or within the one-year period following, a change in control occurring on September 30, 2015 and the value of the accelerated options are represented in the table below. Pursuant to the terms of the 2007 Plan, if the exercise price of a grant is equal to or greater than the fair market value of a share of Parent common stock at the time of exercise, those stock options are not exercisable. The fair market value of a share of Parent’s common stock on September 30, 2015 was $2.25. Where the fair market value of $2.25 is less than or equal to the respective exercise prices for those awards, no value has been attributed to them.

Name	Number of Time-based Stock Options Accelerated Vesting	Exercise Price	Value of Accelerated Vesting Options
Kevin J. Kennedy	937,500	$2.50	$—
	1,333,331	$2.25	$—
David Vellequette	81,250	$4.00	$—
	343,750	$2.50	$—
	149,999	$2.25	$—
James M. Chirico, Jr.	343,750	$2.50	$—
	149,999	$2.25	$—
Roger Gaston	66,665	$2.25	$—
	125,000	$2.50	$—
Amy Fliegelman Olli	200,000	$2.75	$—
	187,500	$2.50	$—
Restricted Stock Units
RSU awards issued under the 2007 Plan, including the RSU portions of the STGI awards, generally provide for accelerated vesting upon death or disability or upon a termination without cause, or a resignation with good reason, within one year following a change in control (each as defined in the 2007 Plan). The number and value of RSUs that would be accelerated assuming a change in control occurred on September 30, 2015 is represented in the table below.

Name	Number of Restricted Stock Units Accelerated Vesting	Fair Market Value at September 30, 2015	Value of Accelerated Vesting Units
Kevin J. Kennedy	1,316,668	$2.25	$2,962,503
David Vellequette	492,500	$2.25	$1,108,125
James M. Chirico, Jr.	455,000	$2.25	$1,023,750
Roger Gaston	175,555	$2.25	$394,999
Amy Fliegelman Olli	361,818	$2.25	$814,091
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

Name	Number of Restricted Stock Units Deferred Distribution	Fair Market Value at September 30, 2015	Value of Deferred Distribution Units
Kevin J. Kennedy	1,144,445	$2.25	$2,575,001
David Vellequette	255,556	$2.25	$575,001
James M. Chirico, Jr.	314,723	$2.25	$708,127
Roger Gaston	127,167	$2.25	$286,126
Amy Fliegelman Olli	—	$2.25	$—
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
With respect to the EC LTIP, if a participant’s employment was terminated due to retirement as of September 30, 2015, such participant’s account would have been credited for any amount earned during fiscal 2015 and subsequently paid on December 31, 2016. If a Change of Control had occurred on September 30, 2015 and a participant’s employment was voluntarily terminated with “good reason” within one year of the Change of Control event, such participant’s account would have been credited for any amount earned during fiscal 2015.
Equity Awards
Generally, each of the NEOs has up to 30 days subsequent to a resignation to exercise vested stock options, and any unvested stock options and/or RSUs as of the date of termination of employment are forfeited. If the resignation is for “good reason” (as defined in the 2007 Plan), then each of the NEOs would have 90 days from the date of such termination to exercise any vested stock options. However, Mr. Kennedy's employment agreement provides that, with respect to his stock option awards, he would have 12 months following his termination of employment to exercise those stock options.
In addition, with respect to time-based stock options and time-based RSUs, if the resignation is for “good reason” and it occurs within one-year following a change in control (as defined under the 2007 Plan), then, unless the time-based equity award has been terminated, exercised or exchanged for other current or deferred cash or property in connection with the change in control, the time-based equity award is treated as having vested in full immediately prior to such termination of employment. For these purposes, “good reason” means any of the following events or conditions which occur without the individual’s consent and which the Company does not cure within 30 days of being notified of such event or condition: (i) a material reduction in base compensation; (ii) material diminution of the NEO’s position with the Company involving a substantial reduction in the scope, nature and function, commonly demonstrated by a reduction in compensation and/or title; (iii) a change of thirty miles or more in the geographic location of the NEO’s principal office; or (iv) a material reduction in employee benefits except for across-the-board changes for senior executives at the Company. For a summary of the time-based equity awards held by each of the Named Executive Officers, please see “Outstanding Equity Awards at Fiscal Year-End.” The number and value of the shares accelerated on resignation for “good reason” is identical to the information provided in the section above labeled “Termination without Cause (Change in Control Context).”
Confidentiality; Non-Compete; Non-Solicitation; Recoupment of Profits
All of the Company's senior officers, including the NEOs, have signed confidentiality agreements as a requirement for receiving certain stock-based compensation. The agreements stipulate that these officers will not misappropriate or disclose the Company's proprietary information.
The agreements generally provide that, during the term of their employment and for a period of twelve months from the date of termination of employment, the officers will not directly or indirectly: (i) subject to certain exceptions, work for or provide services to, in any capacity, whether as an employee, independent contractor or otherwise, whether with or without compensation, a material competitor of the Company; (ii) hire or solicit for hire any employee of the Company or seek to persuade or induce any employee of the Company to discontinue employment with the Company; (iii) hire or engage any independent contractor providing services to the Company, or solicit, encourage or induce any independent contractor providing services to the Company to terminate or diminish in any substantial respect its relationship with the Company; and (iv) subject to certain limitations, (a) solicit, encourage or induce any customer of the Company to terminate or diminish in any substantial respect its relationship with the Company or (b) seek to persuade or induce any such customer or prospective customer of the Company to conduct with anyone else any substantial business or activity which such customer or prospective customer conducts or could conduct with the Company.
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
Effective December 22, 2008, Mr. Kennedy also received 400,000 RSUs, which are now fully vested and for which the underlying shares have been distributed to him. Prior to an initial public offering, (i) if Mr. Kennedy's employment is terminated other than for cause, (ii) if he voluntarily resigns for any reason or (iii) upon his death or disability, Mr. Kennedy has the right to require Parent to purchase from him any or all of the shares of common stock subject to those vested RSUs at fair market value, unless fair market value is less than $10 per share, in which case the purchase price shall be $10 per share. Further, in the event that certain “drag-along” or “tag-along” provisions under the management stockholders' agreement are exercised and Mr. Kennedy sells shares of common stock underlying those vested RSUs in certain transactions and receives less than $10 per share, then Parent is obligated to pay to Mr. Kennedy the difference between $10 per share and the amount realized by Mr. Kennedy in such transaction.
In addition, the agreement provides that, for so long as Mr. Kennedy is the Company's CEO, the Sponsors shall ensure that their affiliates vote to elect him as a member of our board of directors.

Director Compensation
In August 2011, Parent’s Board of Directors approved a non-affiliate director compensation program. Effective October 1, 2013, Parent’s Board of Directors revised the program. The program consists of an initial grant of RSUs with a market value of $200,000 upon joining Parent’s Board and an annual retainer of $100,000 in cash plus RSUs with a market value of $150,000. Each independent director who serves on the Audit Committee, Compensation Committee and Nominating and Governance Committee of Parent’s Board receives an additional $10,000 as part of his or her annual retainer in lieu of meeting attendance fees. The Audit Committee Chairperson receives an additional $20,000 as part of his annual retainer and each of the Compensation Committee Chairperson and the Nominating and Governance Committee Chairperson receives an additional $15,000 as part of their annual retainer. Eligible directors may elect to receive some or all of their cash retainers in the form of RSUs. Each RSU granted under the program vests immediately upon issuance and is distributed to a director upon his resignation or removal from Parent’s Board. The market value of all RSUs granted under the program is established based on the fair market value of a share of Parent's common stock on the date of each initial or annual grant, as applicable.
In August 2015, the Compensation Committee confirmed continuing this Director Compensation program with no changes.
In December 2013 we executed letter agreements with each of Messrs. Mohebbi and Rittenmeyer agreeing to pay them director fees in cash. We agreed to pay Mr. Mohebbi $450,000 for fiscal 2013 and $500,000 for each fiscal year thereafter and Mr. Rittenmeyer $75,000 for fiscal 2013 and $300,000 for each fiscal year thereafter.
Below is a summary of the compensation received by our directors for their services as directors of Parent and the Company during fiscal 2015. Except as indicated below, none of our other directors received compensation from us for service on Parent’s Board during fiscal 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Mary Henry(2)	$110,000	$150,000	$260,000
Afshin Mohebbi	$500,000	$—	$500,000
Kiran Patel(3)	$130,000	$150,000	$280,000
Ronald Rittenmeyer	$300,000	$—	$300,000
Gary Smith(4)	$120,000	$150,000	$270,000

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

(2)
Includes Ms. Henry’s annual grant of RSUs and annual retainers, all of which she elected to receive in the form of RSUs. In fiscal 2015 she received RSUs for 44,000 shares in lieu of cash for her annual retainers. As of September 30, 2015, Ms. Henry held vested RSUs for an aggregate of 241,274 shares.

(3)
Includes Mr. Patel’s annual grant of RSUs and annual retainers, all of which he elected to receive in the form of RSUs. In fiscal 2015 he received RSUs for 52,000 shares in lieu of cash for his annual retainers. As of September 30, 2015, Mr. Patel held vested RSUs for an aggregate of 323,717 shares.

(4)	Includes Mr. Smith’s annual grant of RSUs and annual retainers which he elected to receive in the form of cash. As of September 30, 2015, Mr. Smith held vested RSUs for an aggregate of 289,849 shares.
Compensation Committee Interlocks and Insider Participation
During fiscal 2015, Mr. Giancarlo served as a member of the Compensation Committee. Mr. Giancarlo served as our President and Chief Executive Officer from June 20, 2008 until December 22, 2008. In addition, each of the Compensation Committee members is a party to a relationship with the Company as more fully set forth in Item 13 of this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
All of Avaya’s outstanding stock is owned by Avaya Holdings Corp., our Parent. The following table sets forth certain information with respect to the beneficial ownership of our Parent’s common stock at November 1, 2015 for:

•	each person whom we know beneficially owns more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC.

The percentage of common stock beneficially owned by each person is based on 493,193,901 shares of common stock outstanding as of November 1, 2015. Shares of common stock that may be acquired within 60 days following November 1, 2015 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such holder but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table. Beneficial ownership representing less than one percent is denoted with an “*.”

Name	Common Stock of Avaya Holdings Corp. Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Silver Lake Funds and affiliates (1)	419,814,172	72.3%
TPG Funds and affiliates (2)	419,814,172	72.3%
James M. Chirico, Jr. (3)(4)(5)	1,955,923	*
Amy Fliegelman Olli (3)(5)	251,920	*
Roger C. Gaston (3)(4)(5)	1,280,139	*
Kevin J. Kennedy (3)(4)(5)(6)	8,731,020	1.7%
David Vellequette (3)(4)(5)	1,085,431	*
Mary Henry(4)	241,274	*
John W. Marren (2)(7)	—	*
Charles H. Giancarlo (1)(3)(4)(8)	383,334	*
Afshin Mohebbi (2)(9)	—	*
Greg K. Mondre (1)(10)	—	*
Kiran Patel (4)	323,717	*
Ronald Rittenmeyer (2)(11)	—	*
Gary B. Smith (4)	289,849	*
Directors and executive officers as a group, (21 Persons) (3)(4)(5)(6)(7)(8)(9)(10)(11)	19,270,148	3.8%
 __________

(1)
The shares of our Parent's common stock that are attributed to Silver Lake Funds (as defined below) and affiliates consist of an aggregate of 332,450,000 shares of our Parent's common stock, 32,649 shares of our Parent's common stock issuable upon conversion of shares of our Parent's convertible Series B Preferred Stock and 87,331,523 warrants to purchase shares of our Parent's common stock. Of the warrants owned by Silver Lake Funds and affiliates, 71,007,030 warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019, and 16,324,493 warrants have an exercise price of $4.00 per share and are exercisable at any time prior to May 29, 2022. Excluding warrants and shares issuable upon conversion of Series B Preferred Stock, the shares of our Parent's common stock that are attributed to Silver Lake Funds and affiliates represent 67.4% of all shares of our Parent's common stock outstanding as of November 1, 2015. The 32,649 shares of our Parent's convertible non-voting Series B Preferred Stock owned by Silver Lake Funds and affiliates represents 66.7% of all shares of our Parent's Series B Preferred Stock outstanding as of November 1, 2015. In addition, funds affiliated with Silver Lake own an aggregate of 38,864 shares of our Parent's non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into our Parent's common stock and are excluded from the table above. The warrants expiring on December 18, 2019 and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition, while the warrants expiring on May 29, 2022 and the Series B Preferred Stock were issued in connection with the financing of the Radvision acquisition (see Note 10, “Financing

Arrangements,” to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information).
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
The managing member of Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III is Sierra Manager Co-Invest, LLC ("Sierra Manager"). Pursuant to Sierra Manager's limited liability company operating agreement, each of TPG GenPar V, L.P. and Silver Lake Technology Associates III, L.P. has the right to designate one of the two members of Sierra Manager's management committee. Greg Mondre currently serves as Silver Lake's designee.
The mailing address for Greg Mondre and for each of the Silver Lake Funds and their direct and indirect general partners is c/o Silver Lake, 2775 Sand Hill Road, Suite 100, Menlo Park, CA 94025. Charles Giancarlo, who was previously a Senior Advisor for Silver Lake, from January 2014 until September 30, 2015 can also be contacted care of Silver Lake's mailing address.

(2)
The shares of our Parent's common stock that are attributed to the TPG Funds (as defined below) and affiliates in this table consist of an aggregate of 332,450,000 shares of our Parent's common stock, 32,649 shares of our Parent's common stock issuable upon conversion of shares of our Parent's convertible Series B Preferred Stock and 87,331,523 warrants to purchase shares of our Parent's common stock. Of the warrants owned by TPG Funds and affiliates, 71,007,030 warrants have an exercise price of $3.25 per share and are exercisable at any time prior to December 18, 2019, and 16,324,493 warrants have an exercise price of $4.00 per share and are exercisable at any time prior to May 29, 2022. Excluding warrants and shares issuable upon conversion of Series B Preferred Stock, the shares of our Parent's common stock that are attributed to the TPG Funds and affiliates represent 67.4% of all shares of our Parent's common stock outstanding as of November 1, 2015. The 32,649 shares of our Parent's convertible non-voting Series B Preferred Stock owned by TPG Funds and affiliates represents 66.7% of all shares of our Parent's Series B Preferred Stock outstanding as of November 1, 2015. In addition, funds affiliated with TPG own an aggregate of 38,864 shares of our Parent's non-voting Series A Preferred Stock (representing 31.1% of the issued and outstanding shares of Series A Preferred Stock) that are not convertible into common stock and are excluded from the table above. The warrants expiring on December 18, 2019 and the Series A Preferred Stock were issued in connection with the financing of the NES acquisition, while the warrants expiring on May 29, 2022 and the Series B Preferred Stock were issued in connection with the financing of the Radvision acquisition (see Note 10, “Financing Arrangements,” to our audited Consolidated Financial Statements).

The shares of our Parent's common stock and warrants (rounded to the nearest whole share) that are attributed to TPG Partners V, L.P., a Delaware limited partnership ("Partners") TPG FOF V-A, L.P., a Delaware limited partnership ("FOF A") and TPG FOF V-B, L.P., a Delaware limited partnership ("FOF B") which, together with Partners and FOF A, are collectively referred to as the TPG Funds, and their affiliates in this table represent direct holdings by the following entities:

	Common Stock	Series B Preferred	Warrants
Partners	149,294,510	16,195	36,954,491
FOF A	390,556	42	96,673
FOF B	314,933	34	77,954
Sierra Co-Invest	182,450,000	—	—
Sierra Co-Invest II	—	—	42,014,060
Sierra Co-Invest III	—	16,376	8,188,344
Total fractional shares held by TPG Funds and Affiliates	1	2	1
Total	332,450,000	32,649	87,331,523
The general partner of each of the TPG Funds is TPG GenPar V, L.P., a Delaware limited partnership ("GenPar") whose general partner is TPG GenPar V Advisors, LLC, a Delaware limited liability company ("GenPar Advisors") whose sole member is TPG Holdings I, L.P., a Delaware limited partnership ("Holdings I") whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company ("Holdings I GP") whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership ("Group Holdings") whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation ("Group Advisors") which, together with the TPG Funds, GenPar, GenPar Advisors, Holdings I, Holdings I GP and Group Holdings we collectively refer to as (the "TPG Entities"). The managing member of Sierra Co-Invest, Sierra Co-Invest II and Sierra Co-Invest III is Sierra Manager. Pursuant to the Sierra Manager's limited liability company operating agreement, each of GenPar and Silver Lake Technology Associates III, L.P. has the right to designate one of the two members of the management committee of Sierra Manager. John Marren currently serves as GenPar's designee.
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
The mailing address for each of Group Advisors and Messrs. Bonderman, Coulter and John Marren is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The mailing address for each of Sierra Co-Invest, Sierra Co-Invest II, and Sierra Co-Invest III is 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The mailing address for Sierra Manager is 9 West 57th Street, 32nd Floor, New York, NY 10019.

(3)	Includes beneficial ownership of the following numbers of shares of Parent common stock that may be acquired within 60 days of November 1, 2015 pursuant to stock options:

• James J. Chirico, Jr.	1,398,439	• David Vellequette	569,689
• Amy Fliegelman Olli	146,875	• Charles H. Giancarlo	325,000
• Roger C. Gaston	846,418	• Directors and executive officers as a group	11,976,474
• Kevin J. Kennedy	6,267,611

(4)
Includes ownership of the following numbers of shares of Parent common stock underlying RSUs that have vested or that may vest within 60 days of November 1, 2015 for which receipt has been deferred such that, absent an event triggering issuance of the shares in accordance with the terms of the award agreement under which the RSUs were issued, the shares would not be received within 60 days of November 1, 2015.

• James J. Chirico, Jr.	314,723	• Mary Henry	241,274
• Roger C. Gaston	193,834	• Kiran Patel	323,717
• Kevin J. Kennedy	1,144,445	• Gary B. Smith	289,849
• David Vellequette	293,056	• Directors and executive officers as a group	4,422,794
• Charles H. Giancarlo	58,334

(5)
Includes ownership of the following numbers of shares of Parent common stock underlying RSUs that may vest within 60 days of November 1, 2015 for which receipt has not been deferred such that, the shares will be received within 60 days of November 1, 2015.

• James J. Chirico, Jr.	107,500	• Kevin J. Kennedy	308,333
• Amy Fliegelman Olli	45,000	• David Vellequette	107,500
• Roger C. Gaston	41,111	• Directors and executive officers as a group	937,221

(6)	Includes 320,000 shares held by Mr. Kennedy and his spouse as trustees under a grantor retained annuity and a family trust.

(7)
John Marren is a TPG partner. Mr. Marren has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for and preferred shares convertible into shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

(8)
Charles Giancarlo was previously a Senior Advisor of Silver Lake Group, L.L.C. from January 2014 until September 30, 2015. Mr. Giancarlo has no voting or investment power over the shares and warrants held directly by the Silver Lake Funds and disclaims beneficial ownership of any shares of our Parent’s common stock and warrants exercisable for shares of our Parent’s common stock held by the Silver Lake Funds, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

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

(11)
Ronald Rittenmeyer is a member of our Board of Directors designated by TPG.  Mr. Rittenmeyer has no voting or investment power over and disclaims beneficial ownership of any shares of common stock of our Parent and warrants exercisable for and preferred shares convertible into shares of common stock of our Parent held directly or indirectly by the TPG Entities, Sierra Co-Invest, Sierra Co-Invest II or Sierra Co-Invest III.

Equity Compensation Plan Information
The following table sets forth, as of September 30, 2015, the number of securities outstanding under each of our equity compensation plans, the weighted-average exercise price for our outstanding stock options and the number of securities available for grant under such plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan	26,535,628	$2.84	5,700,989
Equity compensation plans not approved by security holders
None	—	—	—
Total	26,535,628	$2.84	5,700,989

Item 13.	Certain Relationships and Related Transactions and Director Independence
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
Management Services Agreement and Consulting Services
The Company and Parent are party to a management services agreement with Silver Lake Management Company, L.L.C., an affiliate of Silver Lake, and TPG Capital Management, L.P., an affiliate of TPG, collectively "the Managers," pursuant to which the Managers provide management and financial advisory services to us. Pursuant to the management services agreement, the Managers receive a monitoring fee of $7 million per annum and reimbursement on demand for out-of-pocket expenses incurred in connection with the provision of such services. In the event of a financing, acquisition, disposition or change of control transaction involving us during the term of the management services agreement, the Managers have the right to require us to pay a fee equal to customary fees charged by internationally-recognized investment banks for serving as a financial advisor in similar transactions. The management services agreement may be terminated at any time by the Managers, but otherwise has an initial term ending on December 31, 2017 that automatically extends each December 31 for an additional year unless earlier terminated by us or the Managers. The term has automatically extended eight times since the execution of the agreement such that the current term is December 31, 2025. In the event that the management services agreement is terminated, we are required to pay a termination fee equal to the net present value of the monitoring fees that would have been payable during the remaining term of the management services agreement. Therefore, if the management services agreement were terminated as of September 30, 2015, the termination fee would be calculated using the current term ending December 31, 2025. The management services agreement contains customary exculpation and indemnification provisions in favor of the Managers and their affiliates.
In December 2013, the Company and TPG Capital Management, L.P. executed a letter agreement reducing the portion of the monitoring fees owed to TPG Capital Management, L.P. by $1,325,000 for fiscal 2014 and thereafter on an annual basis by $800,000. The Company agreed to pay Messrs. Mohebbi and Rittenmeyer the fees set forth under Item 11 of this Annual Report on Form 10-K under "Executive Compensation Discussion and Analysis - Director Compensation."
In the course of business, Avaya will enter into arrangements with affiliates of the Sponsors pursuant to which consultants are engaged to provide services to the Company. For each of fiscal 2015, 2014 and 2013, expenses associated with these consulting agreements with affiliates of TPG were less than $1 million.

Notes Receivable with Parent
On October 3, 2011, Parent acquired all outstanding shares of a unified communications solutions provider. Immediately upon completing the acquisition, Parent merged the acquired entity with and into Avaya Inc., with Avaya Inc. surviving the merger. Parent funded the acquisition (including a deferred payment that was made to the former shareholders of the acquired company) in part by using the proceeds from two loans received from Avaya Inc. On October 3, 2011 and October 3, 2012, the Company advanced to Parent $8 million and $9.6 million, respectively, in exchange for a note receivable. The principal amount of these notes plus any accrued and unpaid interest are due in full January 24, 2019 (as modified) and October 28, 2017 (as modified) with interest at the rate of 1.65% (as modified) and 1.85% (as modified), respectively.
Transactions with Other Sponsor Portfolio Companies
The Sponsors are private equity firms that have investments in companies that do business with Avaya. For fiscal 2015, 2014 and 2013, we recorded $30 million, $27 million and $6 million, respectively, associated with sales of the Company's products and services to companies in which one or both of the Sponsors have investments. For fiscal 2015, 2014 and 2013, we purchased goods and services of $11 million, $8 million and less than $1 million, respectively from companies in which one or both of the Sponsors have investments.
Financing
Term Loans Held by Sponsors
During fiscal 2013, affiliates of TPG held a portion of the Company's outstanding term loans under the Senior Secured Credit Agreement. Certain of the term B-1 loans held by those affiliates were reclassified as term B-5 loans, $22 million of which were repaid in connection with the issuance of the 9% Senior Secured Notes. Based on the amount of the term loans that were held during fiscal 2013, and consistent with the terms of the loan, those affiliates received payments of principal and interest (inclusive of amounts paid by the Company in connection with the issuance of the 9% Senior Secured Notes) aggregating approximately $23 million.
During fiscal 2013, an affiliate of Silver Lake held a portion of the Company’s outstanding term loans under the Senior Secured Credit Agreement. The outstanding term B-1 loans held by such affiliate were converted to term B-5 loans. Based on the amount of the term loans that were held by such affiliate during fiscal 2013, and consistent with the terms of the loan, that affiliate received payments of principal and interest aggregating approximately $5 million.
On October 29, 2012, December 21, 2012 and February 13, 2013, the Company amended the terms of its credit facilities in connection with certain refinancing transactions. Lenders who provided consents in connection with the amendments and/or agreed to have loans that they held in one tranche of term loans reclassified as another received certain fees. Affiliates of Silver Lake received less than $1 million in each of these transactions. Affiliates of TPG received less than $1 million in each of these transactions during fiscal 2013.
See Note 10, "Financing Arrangements," to our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further details on our financing arrangements.
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
Charles Giancarlo is a Director of each of the Company and of Parent and he was previously a Senior Advisor of Silver Lake. Greg Mondre is a Director of each of the Company and of Parent and he holds the positions of Managing Partner and Managing Director of Silver Lake. John W. Marren and Afshin Mohebbi are Directors of each of the Company and Parent and they hold the positions of Partner and Senior Advisor, respectively, of TPG. Ronald Rittenmeyer is a Director of each of the Company and Parent and he serves in these capacities as a director designated by TPG.
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
Transactions with Expert Global Solutions Inc.
Ronald A. Rittenmeyer serves on the Board of Directors of the Company and Parent and served as Chairman, President and Chief Executive Officer of Expert Global Solutions, Inc. (formerly known as NCO Group, Inc.) ("Expert Global Solutions") a global provider of business process outsourcing services until June 2014. During fiscal 2015, 2014 and 2013, sales of the Company's products and services to Expert Global Solutions were $8 million, $9 million and $9 million, respectively.
Transactions with Intuit, Inc.
Kiran Patel serves on the Board of Directors of the Company and Parent, and served until September 2013 as Executive Vice President and General Manager, Small Business Group of Intuit, Inc. ("Intuit") a provider of financial software solutions for consumers and small businesses. During fiscal 2015, 2014 and 2013, sales of the Company's products and services to Intuit were $1 million, $2 million and $2 million, respectively.
Transactions with Ciena Corporation
Gary B. Smith serves on the Board of Directors of the Company and Parent and also currently serves as president, Chief Executive Officer and Director of Ciena Corporation ("Ciena") a network infrastructure company. In each of fiscal 2015, 2014 and 2013 sales of the Company's products and services to Ciena were less than $1 million. In each of fiscal 2015, 2014 and 2013 the Company also purchased goods and services from Ciena of less than $1 million.
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
All related party transactions identified above that occurred during fiscal 2015 or that are currently proposed which required approval and/or ratification through the procedures described above were subject to such review procedures (other than those listed under the heading “Arrangements with our Sponsors-Transactions with Other Sponsor Portfolio Companies” which were transacted in the ordinary course of the Company's business).

Item 14.	Principal Accountant Fees and Services
Fees for Services Provided by Independent Registered Public Accounting Firm
PricewaterhouseCoopers LLP (“PwC”)
Fees for all services provided by PwC, our independent registered public accounting firm, for fiscal 2015 and 2014 are as follows:
Audit Fees
Fees for services for fiscal 2015 and 2014 related to the annual financial statement audits and the audit of effectiveness of internal control over financial reporting, reviews of quarterly financial statements filed in the reports on Form 10-Q, services in connection with SEC filings and statutory audits, approximated $7.1 million and $6.6 million, respectively.
Audit-Related Fees
Fees for audit-related services for fiscal 2015 and 2014, primarily related to other audit-related reviews in connection with the debt exchange offerings, and merger-related services approximated $31,000 and $340,000, respectively.
Tax Fees - Compliance
Fees for tax compliance services for fiscal 2015 and 2014 related to services for tax compliance, tax return review and preparation, assistance with tax audits, and transfer pricing assistance, approximated $1.7 million and $2.0 million, respectively.
Tax Fees - Consulting
Fees for tax consulting services for fiscal 2015 and 2014 related to services for tax advice and consultation on various matters including acquisitions and global restructuring approximated $59,000 and $54,000, respectively.
All Other Fees
Fees for other services for fiscal 2015 and 2014 consists of fees not included in the Audit, Audit-Related and Tax categories including management and business process assessments in areas such as operational improvement, restructuring and operational merger integration and assessments, conflict minerals and human resource benchmarking studies, approximated $4.9 million and $3.6 million, respectively.
Engagement of the Independent Auditor
The Audit Committee has the sole and direct authority to engage, appoint, and replace our independent auditor.
Policy Regarding the Independent Auditor
The engagement of PwC to perform audit services on behalf of the Company or any of its subsidiaries requires pre-approval from the Audit Committee before PwC is engaged to provide those services. For fiscal 2015 and 2014, all audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.
In accordance with its charter, the Audit Committee reviews non-audit services, if any, proposed to be provided by PwC to determine whether they would be compatible with maintaining PwC’s independence. The Audit Committee has established policies and procedures for the engagement of PwC to provide non-audit services which required pre-approval from the Audit Committee before PwC is engaged to provide those services. The Audit Committee reviews and pre-approves specific categories for not-audit services (that are detailed as to the particular services) that PwC is to be permitted to provide, which categories do not include any of the prohibited services set forth under applicable SEC rules and regulations. This review includes an evaluation of the possible impact of the provision of such services by PwC on its independence. For fiscal 2015 and 2014, all non-audit services performed by PwC on behalf of the Company and its subsidiaries were so approved.
Pursuant to the Company’s policy regarding the independent auditor, Mr. Patel, as a member of the Audit Committee, was given a delegation of authority by the Audit Committee to approve PwC engagements consistent with the above, subject to certain limitations.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
The schedules listed in Regulation 210.5-04 have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
(a)(3) Exhibits:
See the “Exhibit Index” immediately following the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Basking Ridge, State of New Jersey, on November 23, 2015.

AVAYA INC.

By:	/s/ L. DAVID DELL'OSSO
Name:	L. David Dell'Osso
Title:	Vice President, Controller & Chief Accounting Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints David Vellequette and L. David Dell'Osso his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN J. KENNEDY	Director, President and Chief Executive Officer (Principal Executive Officer)	November 23, 2015
Kevin J. Kennedy
/s/ DAVID VELLEQUETTE	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	November 23, 2015
David Vellequette
/s/ L. DAVID DELL'OSSO	Vice President, Controller and Chief Accounting Officer	November 23, 2015
L. David Dell'Osso
/s/ CHARLES H. GIANCARLO	Chairman of the Board of Directors	November 23, 2015
Charles H. Giancarlo
/s/ MARY HENRY	Director	November 23, 2015
Mary Henry
/s/ JOHN W. MARREN	Director	November 23, 2015
John W. Marren
/s/ AFSHIN MOHEBBI	Director	November 23, 2015
Afshin Mohebbi
/s/ GREG K. MONDRE	Director	November 23, 2015
Greg K. Mondre
/s/ KIRAN PATEL	Director	November 23, 2015
Kiran Patel
/s/ RONALD RITTENMEYER	Director	November 23, 2015
Ronald Rittenmeyer
/s/ GARY B. SMITH	Director	November 23, 2015
Gary B. Smith

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein:
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Avaya Inc. (Incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

3.2	Amended and Restated By-Laws of Avaya Inc. (Incorporated by reference to Exhibit 3.2.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

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

4.16	Form of 10.50% Senior Secured Note due March 1, 2021 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2013)

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

10.5
Amendment No. 3 to Credit Agreement dated August 8, 2011, by and among Avaya Inc., Citibank, N.A., as Administrative Agent, and each lender party thereto, amending the Amended and Restated Credit Agreement, dated as of February 11, 2011, by and among Avaya Inc., Avaya Holdings Corp., Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011)

10.6
Amendment No. 4 to Credit Agreement, dated as of October 29, 2012, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Exhibit A to this agreement is filed as Exhibit 10.13 hereto)(Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.7
Second Amended and Restated Credit Agreement, dated as of October 29, 2012, among Avaya Inc., Avaya Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.8
Amendment No. 5 to Credit Agreement, dated as of December 21, 2012, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Annex 2 to this Agreement is filed as Exhibit 10.2 hereto) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.9
Third Amended and Restated Credit Agreement, dated as of December 21, 2012, among Avaya Inc., Avaya Holdings Corp., Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.10
Amendment No. 6 to Credit Agreement, dated as of February 13, 2013, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013)

10.11
Amendment No. 7 to Credit Agreement, dated as of March 12, 2013, among Avaya Inc., Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2013)

10.12
Amendment No. 8 to Credit Agreement, dated as of February 5, 2014, among Avaya Inc., Citibank N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 11, 2014)

10.13
Amendment No. 9 to Credit Agreement, dated as of May 29, 2015, among Avaya Inc., Citibank, N.A., as Administrative Agent, the Extending Term B-7 Lenders, the Refinancing Term B-7 Lenders and the Required Lenders (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 3, 2015)

10.14
Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.15
Supplement No. 1 dated as of February 15, 2008, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.16
Supplement No. 2 dated as of January 29, 2010, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

Exhibit Number	Exhibit Title
10.17
Supplement No. 3 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Avaya Holdings Corp., certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.18
Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.19
Supplement No. 1 dated as of February 15, 2008, to the Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.20
Supplement No. 2 dated as of January 29, 2010, to the Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.21
Supplement No. 3 dated as of July 20, 2012, to the Guaranty, dated as of October 26, 2007, by and among Avaya Holdings Corp., certain subsidiaries of Avaya Inc. from time to time party thereto and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.22
Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, the several subsidiary borrowers party thereto, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Citicorp USA, Inc., as Administrative Agent and Swing Line Lender, Citibank, N.A., as L/C Issuer, the other lenders party thereto, Morgan Stanley Senior Funding, Inc., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.23
Amendment No. 1 to Credit Agreement, dated as of August 8, 2011, by and among Avaya Inc., the several subsidiary borrowers party thereto, Citicorp USA, Inc., as Administrative Agent and the lenders party thereto, amending the Credit Agreement, dated as of October 26, 2007, by and among Avaya Inc., the several subsidiary borrowers party thereto, Avaya Holdings Corp., Citicorp USA, Inc., as Administrative Agent and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2011)

10.24
Amendment No. 2 to Credit Agreement, dated as of October 29, 2012, among Avaya Inc., the several Subsidiary Borrowers party thereto, Citicorp USA, Inc., as Administrative Agent, and the lenders party thereto (Exhibit A to this Agreement is filed as Exhibit 10.11 hereto) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.25
Amended and Restated Credit Agreement, dated October 29, 2012, among Avaya Inc., the several Subsidiary Borrowers party thereto, Avaya Holdings Corp., Citicorp USA, Inc., as Administrative Agent and Swing Line Lender, Citibank, N.A., as L/C Issuer, and each lender from time to time party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 2, 2012)

10.26
Amendment No. 3 to Credit Agreement, dated as of February 13, 2013, among Avaya Inc., the several Subsidiary Borrowers party thereto, Citicorp USA, Inc., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 19, 2013)

10.27
Amendment No. 4 to Credit Agreement, dated as of June 4, 2015, among Avaya Inc., the subsidiary borrowers party thereto, Citicorp USA, Inc., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015)

Exhibit Number	Exhibit Title

10.28
Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.29
Supplement No. 1 dated as of February 15, 2008, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.30
Supplement No. 2 dated as of January 29, 2010, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Borrower, Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. identified therein and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.31
Supplement No. 3 dated as of July 20, 2012, to the Pledge and Security Agreement, dated as of October 26, 2007, by and among Avaya Inc., as Parent Borrower, Avaya Holdings Corp., certain subsidiaries of Avaya Inc. identified therein, as Subsidiary Borrowers and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012)

10.32
Guaranty, dated as of October 26, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), certain subsidiaries of Avaya Inc. from time to time party thereto and Citicorp USA, Inc., as Administrative Agent (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.33
Credit Agreement, dated as of June 4, 2015, among Avaya Canada Corp., Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH and Avaya GmbH & Co., KG, Citibank, N.A., as administrative agent and letter of credit issuer, Citibank, N.A., Canadian Branch, as Canadian swing line lender, Citibank, N.A., London branch, as European swing line lender, the other lenders party thereto, Wells Fargo Bank, National Association, as syndication agent, Bank of America, N.A., as documentation agent, and Citigroup Global Markets, Inc., Bank of America, N.A., and Wells Fargo Bank, National Association, as joint lead arrangers and joint bookrunners (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2015)

10.34
U.S. Pledge and Security Agreement, dated as of June 4, 2015, among Avaya International Sales Limited, as Irish Borrower, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.35
U.S. Guaranty (Foreign ABL), dated as of June 4, 2015, among Avaya Inc., the subsidiary guarantors from time to time party thereto, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.36
Canadian Pledge and Security Agreement, dated as of June 4, 2015, among Avaya Canada Corp., as Canadian Borrower, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.37
Canadian Guarantee (Foreign ABL), dated as of June 4, 2015, among Avaya Canada Corp., as Canadian Borrower, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.38
Deed of Hypothec, dated as of June 2, 2015, between Avaya Canada Corp., as grantor, and Citibank, N.A., as the representative (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

Exhibit Number	Exhibit Title
10.39
Deposit Account Control Agreement, dated as of June 4, 2015, among Avaya Canada Corp., as lien grantor, Citibank, N.A., as the secured party, and Citibank, N.A., Canadian branch as depositary bank (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.40
Undisclosed Pledge of Receivables, dated as of June 4, 2015, between Avaya International Sales Limited, as pledgor, and Citibank, N.A., in its capacity of administrative agent and as pledgee (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.41
(Notarized) Share Pledges over all shares of Avaya Deutschland GmbH, dated as of June 4, 2015, among Avaya GmbH & Co. KG as pledgor, Avaya Deutschland GmbH as company and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.42
Interest Pledges over the general and all limited partnership interests in Avaya GmbH & Co. KG, dated as of June 4, 2015, among Avaya Verwaltungs GmbH, Avaya Germany GmbH and Tenovis Telecom Frankfurt GmbH & Co. KG, as pledgors, Avaya GmbH & Co. KG, as partnership, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.43
German Guarantee and Indemnity Agreement, dated as of June 4, 2015, among Avaya GmbH & Co. KG, Avaya Deutschland GmbH, Avaya Verwaltungs GmbH, Avaya Germany GmbH and Tenovis Telecom Frankfurt GmbH & Co. KG, as guarantors, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.44
Account Pledge Agreement, dated as of June 4, 2015, among Avaya Deutschland GmbH and Avaya GmbH & Co. KG, as pledgors, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.45
Global Assignment Agreement, dated as of June 4, 2015, among Avaya Deutschland GmbH and Avaya GmbH & Co. KG, as assignors, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.46
Security Transfer Agreement, dated as of June 4, 2015, among Avaya Deutschland GmbH, Avaya GmbH & Co. KG and Avaya International Sales Limited, as transferors, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.47
Irish Security Deed, dated June 4, 2015, among the companies specified in Schedule 1 thereto, as the original chargors, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.48
Irish Security Trust Deed, dated June 4, 2015, among Citibank, N.A., as administrative agent, and the companies specified in Schedule 1 thereto, as the original chargors (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.49
Security Agreement, dated as of June 4, 2015, between Avaya UK, Avaya International Sales Limited, Avaya Deutschland GmbH, as chargors, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.50
Share Charge, dated as of June 4, 2015, between Avaya UK Holdings Limited, as chargor, and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

10.51
Security Trust Deed, dated as of June 4, 2015, between Citibank, N.A., as administrative agent, and the companies listed in Schedule 1 thereto, as the original chargors (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2015)

Exhibit Number	Exhibit Title

10.52
Purchase Agreement dated December 18, 2012 between Avaya Inc., the Guarantors party thereto and Citigroup Global Markets Inc., as Representative for the several Initial Purchasers identified therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2012)

10.53
Executive Employment Agreement, dated as of December 22, 2008, by and among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.) (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)*

10.54
Amendment to Executive Employment Agreement, dated October 12, 2009 among Kevin J. Kennedy, Avaya Inc. and Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.) (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)*

10.55	Offer Letter Agreement by and between Avaya Inc. and David Vellequette, effective as of October 1, 2012*

10.56	Offer Letter Agreement by and between Avaya Inc. and James M. Chirico, Jr., effective on or about January 2, 2008*

10.57	Offer Letter Agreement by and between Avaya Inc. and James M. Chirico, Jr., effective as of January 26, 2009*

10.58	Offer Letter Agreement by and between Avaya Inc. and Roger C. Gaston, effective on or about May 1, 2006*

10.59	Offer Letter Agreement by and between Avaya Inc. and Amy Fliegelman Olli, effective on or about June 9, 2014*

10.60
Avaya Inc. Involuntary Separation Plan for Senior Officers, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)*

10.61
Form of Indemnity Agreement between Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Avaya Inc. and certain directors of the Registrant (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)*

10.62
Form of Indemnity Agreement between Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Avaya Inc. and certain officers of the Registrant (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)*

10.63	Form of Indemnification Agreement among Avaya Holdings Corp., Avaya Inc. and directors and officers of Avaya Holdings Corp. and Avaya, Inc.*

10.64	Avaya Inc. Savings Restoration Plan, as amended (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)*

10.65	Avaya Inc. Short Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)*

10.66
Management Services Agreement, dated as of October 2, 2007, by and among Sierra Holdings Corp. (n/k/a Avaya Holdings Corp.), Avaya Inc. (as successor by merger to Sierra Merger Corp.), TPG Capital Management, L.P. and Silver Lake Management Company III, L.L.C. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 23, 2009)

10.67
Letter Agreement, dated as of December 12, 2013, by and among Avaya Holdings Corp., Avaya Inc., and TPG Capital Management, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2013)

Exhibit Number	Exhibit Title
10.68
Letter Agreement, dated December 16, 2013, between Avaya Holdings Corp. and Mr. Afshin Mohebbi (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2013)*

10.69
Letter Agreement, dated December 16, 2013, between Avaya Holidngs Corp. and Mr. Ronald Rittenmeyer (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2013)*

10.70
Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed with the SEC on November 26, 2014)*

10.71	Amendment No. 1 to Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan, effective as of November 16, 2015*

10.72
Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed with the SEC on November 26, 2014)*

10.73
Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan Non-Statutory Stock Option Award Agreement (Incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed with the SEC on November 26, 2014)*

10.74	Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement for Independent Directors*

10.75	Avaya Inc. Executive Committee 2011-2013 Performance Recognition Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)*

10.76
Avaya Inc. Executive Committee Performance Recognition Plan as amended and restated effective as of October 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 17, 2013)*

10.77
Form of Award Agreement for the Avaya Inc. Executive Committee Performance Recognition Plan for 2011-2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2011)*

10.78
Form of Award Agreement for the Avaya Inc. Executive Committee Performance Recognition Plan for 2014-2015 (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on December 12, 2012)*

10.79
Executive Committee Discretionary Annual Incentive Plan, effective as of October 15, 2013 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 21, 2013)*

10.80
Management Stockholders’ Agreement, dated as of October 26, 2007, by and among Sierra Holdings Corp., (n/k/a Avaya Holdings Corp.) the Majority Stockholders (as defined therein) and the individuals listed on Schedule A thereto (Incorporated by reference to Exhibit 10.25 to Avaya Holdings Corp.’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011)

10.81	Form of Award Agreement for 2012 Sales Incentive Program (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed with the SEC on December 9, 2011)*

10.82
Form of Segment Transformation Growth Incentive cash award agreement dated July 2013 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013)*

10.83
Form of Segment Transformation Growth Incentive restricted stock unit award agreement dated July 2013 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013)*

Exhibit Number	Exhibit Title
10.84
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

101
The following materials from Avaya Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2015 and September 30, 2014, (ii) Consolidated Statements of Operations for the fiscal years ended September 30, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the fiscal years ended September 30, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2015, 2014 and 2013, (v) Consolidated Statements of Changes in Stockholder’s Equity (Deficiency) for the fiscal years ended September 30, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements**

*	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

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