Form 10-Q
period 2015-12-31
AVAYA INC
filed 2016-02-09
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of February 9, 2016, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q contains the registered and unregistered Avaya Aura®, Avaya Scopia® and other trademarks or service marks of Avaya and are the property of Avaya Inc. and/or its affiliates. This Quarterly Report on Form 10-Q also contains additional tradenames, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, tradenames or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended December 31,
	2015	2014
REVENUE
Products	$464	$549
Services	494	530
	958	1,079
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	164	203
Amortization of acquired technology intangible assets	8	9
Services	207	229
	379	441
GROSS PROFIT	579	638
OPERATING EXPENSES
Selling, general and administrative	333	374
Research and development	75	88
Amortization of acquired intangible assets	57	57
Restructuring charges, net	23	15
	488	534
OPERATING INCOME	91	104
Interest expense	(118)	(112)
Other income, net	4	14
(LOSS) INCOME BEFORE INCOME TAXES	(23)	6
Provision for income taxes	(4)	(3)
NET (LOSS) INCOME	$(27)	$3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three months ended December 31,
	2015	2014
Net (loss) income	$(27)	$3
Other comprehensive income:
Pension, postretirement and postemployment benefit-related items, net of provision for income taxes of $0 and $1 for the three months ended December 31, 2015 and 2014, respectively	15	17
Cumulative translation adjustment	9	10
Other comprehensive income	24	27
Comprehensive (loss) income	$(3)	$30

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$344	$323
Accounts receivable, net	628	678
Inventory	172	174
Deferred income taxes, net	31	26
Other current assets	204	171
TOTAL CURRENT ASSETS	1,379	1,372
Property, plant and equipment, net	280	282
Deferred income taxes, net	32	34
Acquired intangible assets, net	904	970
Goodwill	4,073	4,074
Other assets	124	130
TOTAL ASSETS	$6,792	$6,862
LIABILITIES
Current liabilities:
Debt maturing within one year	$25	$7
Accounts payable	372	379
Payroll and benefit obligations	200	229
Deferred revenue	665	665
Business restructuring reserve, current portion	87	90
Other current liabilities	293	282
TOTAL CURRENT LIABILITIES	1,642	1,652
Long-term debt	5,956	5,960
Pension obligations	1,642	1,690
Other postretirement obligations	183	194
Deferred income taxes, net	265	262
Business restructuring reserve, non-current portion	64	67
Other liabilities	417	415
TOTAL NON-CURRENT LIABILITIES	8,527	8,588
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,985	2,981
Accumulated deficit	(5,002)	(4,975)
Accumulated other comprehensive loss	(1,360)	(1,384)
TOTAL STOCKHOLDER'S DEFICIENCY	(3,377)	(3,378)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$6,792	$6,862

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three months ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(27)	$3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	93	94
Share-based compensation	4	7
Amortization of debt issuance costs	3	3
Accretion of debt discount	2	1
Deferred income taxes, net	(4)	(6)
Unrealized gain on foreign currency exchange	(5)	(13)
Changes in operating assets and liabilities:
Accounts receivable	50	42
Inventory	2	3
Accounts payable	(5)	(3)
Payroll and benefit obligations	(56)	(35)
Business restructuring reserve	(2)	(3)
Deferred revenue	7	(1)
Other assets and liabilities	(7)	(28)
NET CASH PROVIDED BY OPERATING ACTIVITIES	55	64
INVESTING ACTIVITIES:
Capital expenditures	(26)	(33)
Acquisition of businesses, net of cash acquired	(7)	(3)
Proceeds from sale of long-lived assets	2	—
Proceeds from sale-leaseback transactions	—	12
Other investing activities, net	(1)	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(32)	(26)
FINANCING ACTIVITIES:
Proceeds from Domestic ABL	70	—
Repayment of Domestic ABL	(55)	—
Proceeds from borrowings on revolving loans under the Senior Secured Credit Agreement	—	20
Repayments of borrowings on revolving loans under the Senior Secured Credit Agreement	—	(30)
Repayment of long-term debt	(6)	(9)
Payments related to sale-leaseback transactions	(2)	(2)
Other financing activities, net	(1)	(1)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	6	(22)
Effect of exchange rate changes on cash and cash equivalents	(8)	(10)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21	6
Cash and cash equivalents at beginning of period	323	322
Cash and cash equivalents at end of period	$344	$328
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
The Company sells directly through its worldwide sales force and through its global network of channel partners including distributors, service providers, dealers, value-added resellers, system integrators and business partners that provide sales and service support.
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
Acquisition of RADVISION Ltd.
On June 5, 2012, Avaya acquired RADVISION Ltd. (“Radvision”), a global provider of videoconferencing and telepresence technologies over internet protocol (“IP”) and wireless networks for $230 million in cash.
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of December 31, 2015 and for the three months ended December 31, 2015 and 2014 include the accounts of Avaya Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2015, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on November 23, 2015. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim Consolidated Financial Statements. In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
Certain prior period amounts have been reclassified to conform to the current period's presentation. The consolidated results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire fiscal year.

2.	Recent Accounting Pronouncements
New Accounting Guidance Recently Adopted
In the first quarter of fiscal 2016, the Company adopted Accounting Standards Update ("ASU") No. 2015-01 "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The standard eliminated the concept of extraordinary items. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.
Recent Accounting Guidance Not Yet Effective
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The standard simplifies the Balance Sheet presentation of deferred income tax assets and liabilities requiring them to be classified as noncurrent. This accounting guidance is effective for the Company in the first quarter of fiscal 2018 with early adoption permitted. The ASU may be applied retrospectively to each reporting period presented or prospectively in the year of adoption. The Company is currently evaluating the method of adoption and the impact that the adoption of this accounting guidance may have on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-1 "Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities." The standard requires that all equity securities with readily determinable fair values, except for those accounted for under the equity method, be measured at fair value with changes reported in net income. This standard is effective for the Company by means of a cumulative adjustment to the balance sheet in the first quarter of fiscal 2019 and is not expected to have a material effect on its Consolidated Financial Statements.

3.	Supplementary Financial Information
Supplemental Operations Information

	Three months ended December 31,
In millions	2015	2014
OTHER INCOME, NET
Foreign currency gains, net	$6	$6
Change in certain tax indemnifications	—	9
Other, net	(2)	(1)
Total other income, net	$4	$14
Supplemental Cash Flow Information

	Three months ended December 31,
In millions	2015	2014
NON-CASH INVESTING ACTIVITY
Acquisition of equipment under capital lease	$3	$—

4.	Business Restructuring Reserve and Programs
Fiscal 2016 Restructuring Program
During fiscal 2016, the Company is continuing to identify opportunities to streamline operations and generate costs savings which included eliminating employee positions. During the three months ended December 31, 2015, the Company recognized restructuring charges of $23 million, net of adjustments to the restructuring programs of prior fiscal years. These charges are primarily for employee separation costs associated with fiscal 2016 employee severance actions in Europe, Middle East and Africa ("EMEA"), for which the related payments are expected to be completed in fiscal 2020. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material.

The following table summarizes the components of the fiscal 2016 restructuring program during the three months ended December 31, 2015:

In millions	Employee Separation Costs	Lease Obligations	Total
Fiscal 2016 restructuring program charges	$23	$—	$23
Cash payments	(3)	—	(3)
Impact of foreign currency fluctuations	1	—	1
Balance as of December 31, 2015	$21	$—	$21
Fiscal 2015 Restructuring Program
During fiscal 2015, the Company continued to identify opportunities to streamline operations and generate costs savings which included eliminating employee positions. Restructuring charges recorded during fiscal 2015 associated with these initiatives, net of adjustments to previous periods, were $62 million. These charges included employee separation costs of $52 million primarily associated with employee severance actions in the U.S. and EMEA for which the related payments are expected to be completed in fiscal 2019. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees.
The following table summarizes the components of the fiscal 2015 restructuring program during the three months ended December 31, 2015:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2015	$31	$2	$33
Cash payments	(10)	—	(10)
Adjustments (1)	(1)	—	(1)
Balance as of December 31, 2015	$20	$2	$22

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2015 restructuring program were recorded to the restructuring charges line item in operating expenses in the period of the adjustment.

Fiscal 2008 through 2014 Restructuring Programs
During fiscal years 2008 through 2014, the Company identified opportunities to streamline operations and generate cost savings which included exiting facilities and eliminating employee positions. The remaining obligation for employee separation costs are primarily associated with EMEA plans approved in the third and fourth quarters of fiscal 2014 for which the related payments are expected to be completed in fiscal 2019. The EMEA plans include, but are not limited to, social pension fund payments and healthcare and unemployment insurance costs to be paid to or on behalf of the affected employees.
Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2022. These remaining obligations are primarily associated with the Frankfurt, Germany facility vacated during fiscal 2014, as well as facilities vacated in the United Kingdom and the U.S.
The following table aggregates the remaining components of the fiscal 2008 through 2014 restructuring programs during the three months ended December 31, 2015:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2015	$64	$60	$124
Cash payments	(8)	(5)	(13)
Adjustments (1)	—	1	1
Impact of foreign currency fluctuations	(2)	(2)	(4)
Balance as of December 31, 2015	$54	$54	$108

(1)
Included in adjustments are changes in estimates, whereby all increases and decreases in costs related to the fiscal 2009 through 2014 restructuring programs were recorded to the restructuring charges line item in operating expenses in the period of the adjustments. Included in adjustments were changes in estimates whereby all increases in costs related to the fiscal 2008 restructuring reserve are recorded in the restructuring charges line item in operating expenses in the period of the adjustments and decreases in costs were recorded as adjustments to goodwill.

5.	Financing Arrangements
In connection with the Merger, on October 26, 2007, the Company entered into financing arrangements consisting of (a) a senior secured credit facility (the "Senior Secured Credit Agreement"), (b) a senior unsecured credit facility, which later became senior unsecured notes, and (c) a senior secured asset-based revolving credit facility (the "Domestic ABL"). The Senior Secured Credit Agreement consists of senior secured term loans and a senior secured multi-currency revolver. The financing arrangements were subsequently amended through a series of refinancing transactions and in connection with the acquisition of NES discussed in Note 1, "Background, Merger and Basis of Presentation". During fiscal 2015, the Company entered into several refinancing transactions which extended the maturity dates of certain existing debt and provided for a new senior secured foreign asset-based revolving credit facility.
On May 29, 2015, Avaya Inc. entered into Amendment No. 9 to the Senior Secured Credit Agreement pursuant to which the Company refinanced a portion of the senior secured term B-3 loans ("term B-3 loans"), senior secured term B-4 loans ("term B-4 loans") and senior secured term B-6 loans ("term B-6 loans") in exchange for and with the proceeds from the issuance of $2,125 million in principal amount of senior secured term B-7 loans ("term B-7 loans") maturing May 29, 2020.
On June 4, 2015, Avaya Inc. entered into Amendment No. 4 to the Domestic ABL which, among other things: (i) extended the stated maturity of the facility from October 26, 2016 to June 4, 2020 (subject to certain conditions specified in the Domestic ABL), (ii) increased the sublimit for letter of credit issuances under the Domestic ABL from $150 million to $200 million, and (iii) amended certain covenants and other provisions of the existing agreement. At the same time, Avaya Inc. and certain foreign subsidiaries of the Company (the "Foreign Borrowers") entered into a new senior secured foreign asset-based revolving credit facility (the "Foreign ABL") which matures June 4, 2020 (subject to certain conditions specified in the Foreign ABL). Available credit under the Domestic ABL remains $335 million subject to availability under the borrowing base. Available credit under the Foreign ABL is $150 million subject to availability under the respective borrowing bases of the Foreign Borrowers.
At December 31, 2015 and September 30, 2015, the Company had aggregate outstanding borrowings of $70 million and $55 million, in addition to $114 million and $119 million of issued and outstanding letters of credit with aggregate remaining revolver availability of $108 million and $83 million, respectively, under the Domestic ABL.
At December 31, 2015 and September 30, 2015, the Company had aggregate outstanding borrowings of $20 million and $20 million, in addition to $22 million and $22 million of issued and outstanding letters of credit with aggregate remaining revolver availability of $88 million and $101 million, respectively, under the Foreign ABL.
On June 5, 2015, the Company permanently reduced the senior secured multi-currency revolver from $200 million to $18 million and all letters of credit under the Senior Secured Credit Agreement were transferred to the Domestic ABL. At December 31, 2015 and September 30, 2015, the Company had aggregate outstanding borrowings of $18 million and $18 million, respectively, under the senior secured multi-currency revolver.
The weighted average contractual interest rate of the Company’s outstanding debt as of December 31, 2015 and September 30, 2015 was 7.3% and 7.3%, respectively. The effective interest rate of each obligation is not materially different than its contractual interest rate.

Principal amounts of long term debt and long term debt net of discounts and issuance costs consisted of the following:

	December 31, 2015		September 30, 2015
In millions	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$18	$18	$18	$18
Variable rate revolving loans under the Domestic ABL due June 4, 2020	70	70	55	55
Variable rate revolving loans under the Foreign ABL due June 4, 2020	20	20	20	20
Variable rate term B-3 loans due October 26, 2017	616	612	616	611
Variable rate term B-4 loans due October 26, 2017	1	1	1	1
Variable rate term B-6 loans due March 31, 2018	537	533	537	532
Variable rate term B-7 loans due May 29, 2020	2,106	2,073	2,112	2,077
7% senior secured notes due April 1, 2019	1,009	1,000	1,009	999
9% senior secured notes due April 1, 2019	290	286	290	286
10.50% senior secured notes due March 1, 2021	1,384	1,368	1,384	1,368
Total debt	$6,051	5,981	$6,042	5,967
Debt maturing within one year		(25)		(7)
Non-current portion of long-term debt		$5,956		$5,960
Annual maturities of the principal amounts of our long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2016	$19
2017	43
2018	1,179
2019	1,324
2020	2,102
2021 and thereafter	1,384
Total	$6,051
Capital Lease Obligations
Included in other liabilities is $61 million and $61 million of capital lease obligations, net of imputed interest as of December 31, 2015 and September 30, 2015, respectively, which includes assets under a sale-leaseback arrangement and an office facility.
On August 20, 2014, the Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company which are being leased-back by Avaya and accounted for as a capital lease. Under the terms of the agreement, additional financing is also available to Avaya and its subsidiaries of up to $24 million per year for the sale of equipment used in the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred or is continuing as of the date any such financing is requested. During the three months ended December 31, 2014, the Company received proceeds of $12 million in connection with the sale of equipment used in the performance of services under this agreement. As of December 31, 2015 and September 30, 2015, capital lease obligations associated with this agreement were $46 million and $48 million, respectively.

6.	Foreign Currency Forward Contracts
The Company utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities, including accounts receivable, accounts payable, and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. Changes in fair value of these contracts are recorded as a component of other income, net to offset the change in the value of the underlying foreign currency denominated assets and liabilities.

The gains and (losses) of the foreign currency forward contracts included in other income, net were $3 million and $(4) million for the three months ended December 31, 2015 and 2014, respectively.

7.	Fair Value Measures
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
Level 3: Inputs that are unobservable to the extent that observable inputs are not available for the asset or liability at the measurement date.
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015				September 30, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Other Non-Current Assets:
Investments	$1	$1	$—	$—	$1	$1	$—	$—
Other Current Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—	$1	$—	$1	$—
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
The estimated fair values of the amounts borrowed under the Company's revolving credit facilities were estimated based on a Level 2 input using discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. The estimated fair values of all other amounts borrowed under the Company’s financing arrangements at December 31, 2015 and September 30, 2015 were estimated based on a Level 2 input using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).

The estimated fair values of the Company’s debt at December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015		September 30, 2015
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$18	$16	$18	$17
Variable rate revolving loans under the Domestic ABL due June 4, 2020	70	62	55	42
Variable rate revolving loans under the Foreign ABL due June 4, 2020	20	17	20	15
Variable rate term B-3 loans due October 26, 2017	616	478	616	532
Variable rate term B-4 loans due October 26, 2017	1	1	1	1
Variable rate term B-6 loans due March 31, 2018	537	408	537	461
Variable rate term B-7 loans due May 29, 2020	2,106	1,488	2,112	1,666
7% senior secured notes due April 1, 2019	1,009	759	1,009	800
9% senior secured notes due April 1, 2019	290	221	290	242
10.50% senior secured notes due March 1, 2021	1,384	474	1,384	644
Total	$6,051	$3,924	$6,042	$4,420

8.	Income Taxes
The provision for income taxes for the three months ended December 31, 2015 and 2014 was $4 million and $3 million, respectively.
The effective income tax rate for the three months ended December 31, 2015 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) net increases due to tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations.
The effective income tax rate for the three months ended December 31, 2014 differs from the statutory U.S. federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) reductions in the Company's unrecognized tax benefits resulting from the settlement of certain international tax exams, (4) recognition of a $1 million income tax benefit as a result of net gains in other comprehensive income, and (5) recognition of a $6 million income tax benefit related to the correction of prior period valuation allowance on deferred tax assets.
During the three months ended December 31, 2014, the Company recorded a correction to the prior period valuation allowance on deferred tax assets which decreased the provision for income taxes by $6 million. Prior to this adjustment the Company's provision for income taxes was $9 million for the three months ended December 31, 2014. The Company evaluated the correction in relation to the three months ended December 31, 2014, the full year results for fiscal 2014, as well as the periods in which the adjustment originated, and concluded that the adjustment is not material to this period or any prior quarter or year.
For interim financial statement purposes, GAAP income tax expense related to ordinary income is determined by applying an estimated annual effective income tax rate against the Company's ordinary income. Income tax expense/benefit related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company's annual effective income tax rate requires the use of management forecasts and other estimates, a projection of jurisdictional taxable income and losses, application of statutory income tax rates, and an evaluation of valuation allowances. The Company's estimated annual effective income tax rate may be revised, if necessary, in each interim period during the fiscal year.

9.	Benefit Obligations
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
management employees effective December 31, 2003. The Company also subsequently amended the postretirement benefit plan for its U.S. management employees as follows: effective January 1, 2013, to terminate retiree dental coverage, and to cease providing medical and prescription drug coverage to a retiree, dependent, or lawful spouse who has attained age 65; effective January 1, 2015, to reduce the Company's maximum contribution toward the cost of providing benefits under the plan;

and effective January 1, 2016, to replace coverage through the Company’s group plan with coverage through the private insurance marketplace. The latest amendment will allow retirees to choose insurance from the marketplace while still receiving financial support from the Company toward the cost of coverage through a Health Reimbursement Arrangement.
Effective November 25, 2013 and January 31, 2014, the Company entered into a two-year contract extension with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”), respectively. With the contract extension, the contract with the CWA and the contract with the IBEW now terminate on June 13, 2016. The contract extensions did not affect the Company's obligation for pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW ("represented employees").
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
The components of the pension and postretirement net periodic benefit cost (credit) for the three months ended December 31, 2015 and 2014 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
In millions	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost (credit)
Service cost	$1	$1	$1	$2	$—	$—
Interest cost	28	34	3	4	3	5
Expected return on plan assets	(46)	(44)	—	(1)	(2)	(2)
Amortization of unrecognized prior service cost	—	—	—	—	(5)	(3)
Amortization of previously unrecognized net actuarial loss	22	24	2	2	1	1
Net periodic benefit cost (credit)	$5	$15	$6	$7	$(3)	$1
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the three month period ended December 31, 2015, the Company made contributions of $18 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2016 are $70 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the three month period ended December 31, 2015, the Company made payments for these U.S. and non-U.S. pension benefits totaling $2 million and $3 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2016 are $5 million and $23 million, respectively.
During the three months ended December 31, 2015, the Company contributed $8 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 13, 2016. Estimated contributions under the terms of the 2009 agreements are $26 million for the remainder of fiscal 2016.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the three months ended December 31, 2015, the Company made payments totaling $2 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2016 are $2 million.

10.	Reportable Segments
Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Networking”), make up Avaya’s Enterprise Collaboration Solutions (“ECS”) product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).
The GCS segment develops, markets, and sells unified communications and contact center products by integrating multiple forms of communications, including telephony, e-mail, instant messaging and video. The Networking segment’s portfolio of products offers integrated networking products which are scalable across customer enterprises. The AGS segment develops, markets and sells comprehensive end-to-end cloud and managed service offerings that allow customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks.
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
Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended December 31,
In millions	2015	2014
REVENUE
Global Communications Solutions	$414	$481
Avaya Networking	50	68
Enterprise Collaboration Solutions	464	549
Avaya Global Services	494	530
	$958	$1,079
GROSS PROFIT
Global Communications Solutions	$283	$314
Avaya Networking	16	32
Enterprise Collaboration Solutions	299	346
Avaya Global Services	288	302
Unallocated Amounts (1)	(8)	(10)
	579	638
OPERATING EXPENSES
Selling, general and administrative	333	374
Research and development	75	88
Amortization of intangible assets	57	57
Restructuring charges, net	23	15
	488	534
OPERATING INCOME	91	104
INTEREST EXPENSE AND OTHER INCOME, NET	(114)	(98)
(LOSS) INCOME BEFORE INCOME TAXES	$(23)	$6

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

11.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2015 and 2014 are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2015	$(1,368)	$(15)	$(1)	$(1,384)
Other comprehensive income before reclassifications	—	9	—	9
Amounts reclassified to earnings	15	—	—	15
Balance as of December 31, 2015	$(1,353)	$(6)	$(1)	$(1,360)

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2014	$(1,150)	$(49)	$(1)	$(1,200)
Other comprehensive income before reclassifications	—	10	—	10
Amounts reclassified to earnings	18	—	—	18
Provision for income taxes	(1)	—	—	(1)
Balance as of December 31, 2014	$(1,133)	$(39)	$(1)	$(1,173)
The amounts reclassified out of accumulated other comprehensive loss into the Consolidated Statements of Operations prior to the impact of income taxes, with line item locations, during the three months ended December 31, 2015 and 2014 were as follows:

	Three months ended December 31,
In millions	2015	2014	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$4	$5	Costs - Products
	4	5	Costs - Services
	6	7	Selling, general and administrative
	1	1	Research and development
Total amounts reclassified to operations	$15	$18

12.	Commitments and Contingencies
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
On November 10, 2014, TLI/Continuant made an initial application for attorney's fees, expenses and costs, which the Company is contesting. TLI/Continuant’s current application for attorneys’ fees, expenses and costs is approximately $71 million and represents activity through February 28, 2015. The Company expects that TLI/Continuant will make a supplemental application for activity beyond February 28, 2015 at some point in the future. Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney’s fees, expenses and costs, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. As an interim matter, on or before February 25, 2016, the Company expects to post a bond in the amount of $8 million in connection with the pending attorneys' fees application.
The Company continues to believe that TLI/Continuant's claims are without merit and unsupported by the facts and law, and the Company intends to defend this matter, including by filing its appeal to the United States Court of Appeals for the Third Circuit. The Company filed its initial appellate brief with the Third Circuit on June 12, 2015 and briefing by the parties is now complete. Oral argument took place before the Third Circuit on January 19, 2016, and the Company is now awaiting a decision. No loss reserve has been provided for this matter.
In the event TLI/Continuant ultimately succeed on appeal, any potential loss could be material. At this time an outcome cannot be predicted and, as a result, the Company cannot be assured that this case will not have a material adverse effect on the manner in which it does business, its financial position, results of operations, or cash flows.
Intellectual Property and Commercial Disputes
In the ordinary course of business, the Company is involved in litigation alleging it has infringed upon third parties’ intellectual property rights, including patents and copyrights; some litigation may involve claims for infringement against customers, distributors and resellers by third parties relating to the use of Avaya’s products, as to which the Company may provide indemnifications of varying scope to certain parties. The Company is also involved in litigation pertaining to general commercial disputes with customers, suppliers, vendors and other third parties including royalty disputes. These matters are on-

going and the outcomes are subject to inherent uncertainties. As a result, the Company cannot be assured that any such matter will not have a material adverse effect on its financial position, results of operations or cash flows.
SNMP Research International, Inc. and SNMP Research, Inc. (collectively, “SNMP-RI”) brought a complaint, on November 2, 2011, against Avaya and Nortel Networks, Inc. (“Nortel”) (and others) in the Nortel Chapter 11 bankruptcy proceeding. In the complaint, SNMP-RI alleges that Avaya is liable to SNMP-RI for copyright and trade secret infringement with respect to Nortel products acquired by Avaya that incorporate SNMP-RI products. No trial date has been set. In a separate case pending in the United States District Court for the District of Delaware, SNMP-RI alleged that (i) Avaya either underreported or failed to report royalties owed to SNMP-RI under a license agreement and (ii) Avaya’s use of SNMP-RI software in certain ways constitutes copyright and trade secret infringement. Trial of this matter is currently scheduled to begin May 9, 2016.
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
Other
In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case.  In light of the Louisiana Supreme Court’s holding in another hearing loss case (“Graphic Packaging”), in which the Court held that noise induced hearing loss qualifies as an occupational injury or disease subject to Workers’ Compensation claims, in October 2015, Avaya filed dispositive motions seeking dismissal of this matter. In January 2016, the Court granted the Company’s motion to dismiss except as to one unrepresented plaintiff whose claim, for procedural reasons, will be dismissed once service has been effected.
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

In millions
Balance as of October 1, 2015	$9
Reductions for payments and costs to satisfy claims	(3)
Accruals for warranties issued during the period	2
Balance as of December 31, 2015	$8

Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of December 31, 2015, the Company had $136 million of outstanding letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $114 million and $22 million of letters of credit issued under the Domestic ABL and Foreign ABL, respectively.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. Some of these bonds, including the $63 million supersedeas bond filed with the Court in the TLI/Continuant matter discussed above, are guaranteed by $71 million of the $114 million of letters of credit issued under the Domestic ABL. If the Company fails to perform under its obligations, the maximum potential payment under all of these surety bonds was $77 million as of December 31, 2015.
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
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $22 million in awards were outstanding as of December 31, 2015. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of December 31, 2015, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 5, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of December 31, 2015, no amounts have been accrued pursuant to this indemnity.
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
In addition, in connection with the distribution, the Company and Lucent entered into a Tax Sharing Agreement that governs Alcatel-Lucent’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Alcatel-Lucent.

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
Our accompanying unaudited interim Consolidated Financial Statements as of December 31, 2015 and for the three months ended December 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2015, which were included in our Annual Report on Form 10-K filed with the SEC on November 23, 2015. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
Our products and services portfolio spans software, hardware, professional and support services, and cloud services. These fall under three reporting segments:
•Global Communications Solutions ("GCS") encompass all of our real-time collaboration, contact center and unified communications software and hardware. Unified communications integrates real-time communication services including telephony, e-mail, instant messaging and video. Examples in GCS include audio conferencing systems; mobile video software, software that runs contact center operations such as multimedia contact routing; software that enables mobile access to the company network for employees; and hardware such as phones, gateways, and servers. We enable these unified communication and real-time collaboration tools to also be embedded inside the applications businesses use every day to keep employees and customers connected, productive and effective. This reporting segment also includes a development platform, which allows our customers and third parties to adapt our technology by creating custom applications, automated workflows, and engagement environments for their unique needs and allows them to integrate Avaya’s capabilities into their existing infrastructure. GCS also includes cloud-supporting software and hardware products, which make it possible to use our contact center and unified communications products via the Cloud.
•Avaya Networking ("Networking") includes our advanced fabric networking technology which offers a unique end-to-end virtualized architecture designed to be simple to deploy, agile and resilient. This reporting segment also includes products such as Ethernet switches, wireless networking, access control, and unified management and orchestration solutions, which provides network and device management.
•Avaya Global Services ("AGS") includes professional and support services designed to help our customers maximize the benefits of using our products and technology. Our services include support for implementation, deployment, monitoring, troubleshooting, optimization, and more. This reporting segment also includes our Cloud and managed services, which enable customers to take advantage of our technology in a private, hybrid, or public cloud environment. The majority of our revenue in this reporting segment is recurring in nature, based on multi-year services contracts.
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
On December 22, 2015, Parent filed with the SEC an amended registration statement on Form S-1 (the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, Parent intends to use the net proceeds received in connection with this offering to pay certain amounts in connection with the termination of our management services agreement with affiliates of our Sponsors. Parent intends to use the remainder of the net proceeds for working capital and other general corporate purposes, including repayment of a portion of Avaya Inc.'s long-

term indebtedness, the potential redemption of some or all of Parent's Series A Preferred Stock and supporting the strategic growth opportunities of Avaya Inc. in the future. The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.
See discussion in Note 1, "Background, Merger and Basis of Presentation" to our unaudited interim Consolidated Financial Statements.
Our Products and Services
The majority of Avaya’s product portfolio is represented by software products that reside on either a client or on a server. With our products and services, packaged as solutions, we can address the needs of a diverse range of customers, including large multinational enterprises, small and medium-sized businesses, and government organizations. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, healthcare, education and government.
As enterprise and midmarket businesses increasingly seek to improve customer experience through the quality and efficiency of contact center and unified communications, they are confronted with several industry trends presenting emerging and varied challenges. We believe the most forceful among these trends are:

•	the increasing mobility of the workforce;

•
shifting priorities of C-level business decision makers, including an increased preference for software-defined networking ("SDN", or "network virtualization"), cloud delivery of applications, and management of multiple and varied devices, all of which must be handled with the security the business demands;

•	increasing demand for IT purchases under operating expense models over capital expense models; and

•	the rise of omni-channel customer service involving multiple modes of communications.
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

•
We have evolved our product design philosophy, anticipating demand for products that are cloud and mobile enabled. We also design our products to be flexible, extensible, secure and reliable. This allows our customers to transition from old communications and collaboration technology to newer technology in a way that is manageable and cost-effective.

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

We define “engagement” as the set of tangible outcomes that a business experiences through improved team and customer communications and collaboration. These tangible benefits include higher employee productivity; higher customer satisfaction; higher customer lifetime value; and, ultimately, higher profitability.
Customer Engagement Solutions
Our Customer Engagement Solutions are designed to facilitate long-lasting and successful relationships between companies and their customers. The objective is to increase customer lifetime value, revenue, and profitability for our customers - even as they evolve to integrate more communications channels and mobile devices into their customer service strategies. These solutions are predominately made up of our contact center products and services, and supported by our networking technology and development environment. Some of the benefits of Avaya Customer Engagement Solutions include:

•
Improved customer experience: As businesses increasingly compete on customer experience, we offer products and services designed to incorporate multiple channels of communication; improve customer satisfaction and retention; increase referrals and customer acquisition; and increase cross-sell and upsell opportunities. For example, our intelligent routing and multi-modal integration software can help an enterprise or midmarket business deliver a seamless ongoing conversation with a customer, even if that conversation includes interactions by phone, chat, email, and social media. Our products and services are designed to drive consistency and increased satisfaction across touch points and enable better measurement of customer experience data for dispersion to other business units.

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

Team Engagement Solutions
Avaya Team Engagement Solutions are designed to offer businesses the simplicity of a single solution to address workforce communication and collaboration needs, including via mobile devices. These solutions are made up predominately of our real-time collaboration and unified communications products and services, and supported by our networking technology and development environment. Some of the benefits of Avaya Team Engagement Solutions include:

•
Communications modernization: Avaya helps modernize communications ecosystems by centralizing, consolidating and virtualizing underlying technology infrastructures and making applications available via the cloud. This model is designed to account for mobile device usage, reduce total cost of ownership ("TCO") for the entire collaboration environment and allow businesses to transition from a capital expenditure to operating expenditure model. For example, an Avaya private cloud solution can be implemented to integrate virtualized voice, email, video, messaging, chat and conferencing capabilities. This enables cloud access to communications tools for desk-based and remote workers and improves security, delivering TCO efficiencies and rapid payback.

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

Examples of GCS products that may be part of a Customer or Team Engagement solution include, but are not limited to:
Avaya Aura Conferencing: A combination of hardware and software that provides simple access to multi-media collaboration. In the same application users can use voice, video, chat, and web conferencing. Based on the Avaya Aura architecture, Avaya Aura Conferencing is distributed and scalable to thousands of users. Its modular conception allows the system to be dimensioned appropriately in terms of video or web content servers or voice communications manager. The complementary Avaya Video Conferencing infrastructure includes Avaya Scopia Elite Multipoint Conferencing Units ("MCUs"). These are reliable and highly scalable multi-party video conferencing platforms for enterprise and service provider environments. They offer advanced and easy-to-use multi-party infrastructure for video conferencing and are at the core of a high definition deployment. In addition, the infrastructure includes gateways for Microsoft Lync and Session Initiation Protocol ("SIP") provide connectivity and interoperability with unified communications products to standards-based video conferencing systems and infrastructure.
Avaya Aura Core: A next-generation architecture powering our customers’ communications and collaboration services. Based on IMS, an industry standard defined by 3GPP, this core (a blend of hardware and software) provides a flat communications control and management function using SIP methods. Unlike point-to-point SIP, or even standard client server SIP approaches used by most of our competitors, the Avaya Aura Core uses the SIP-ISC, or IMS Service Control, signaling standard to allow multiple independent applications to serve communication sessions. Avaya Aura can scale to hundreds of thousands of users, serving the small enterprise through the largest enterprise customers in the world.
Avaya Aura Contact Center: Avaya Aura Contact Center lets customers connect with a company in ways beyond phone calls, including via text, instant messenger, and email. The omni-channel contact center solution gives agents the context (real-time and historical) to deliver a differentiated customer experience. It is designed to provide a unified, efficient, and highly personalized experience that builds brand and customer loyalty.
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
IP Office Contact Center: A contact center software solution designed specifically for midmarket business needs. It enables seamless conversations for hundreds of agents across multiple modes of communication, including voice, email, chat, text, and fax.
Avaya Contact Center Select: This advanced software provides enterprise-level contact center capabilities to midmarket clients on the Avaya IP Office platform. It provides, among other things, omni-channel support (voice, email, chat, SMS, and fax) scalability for 30 - 250 agents and skills-based routing.
Avaya Scopia: A standards-based portfolio of hardware and software products that includes conference room systems, desktop and mobile video conferencing, infrastructure and management. Available extensions include HD (high-definition) video-conference rooms, and mobile applications for video conferencing, control, and management on mobile devices.
AvayaLive Connect and AvayaLive Video: AvayaLive Connect is a low-cost, no-contract suite of collaboration services for small business communications. AvayaLive Video is a conference room in the cloud, based on Avaya Scopia Video.
Avaya Phones: Avaya’s range of desk phones and portable technologies include IP and digital desk phones, digital enhanced cordless telecommunications ("DECT") handsets, wireless phones, docking stations for bring-your-own-device ("BYOD"), and conference room phones. Avaya phones offer capabilities including touch screen and applications such as integration to corporate calendar, directory and presence, enhanced audio quality for a “you-are-there” experience, customization and soft keys, and multiple lines appearances.
The Avaya Engagement Development Platform: The Avaya Engagement Development Platform is a software platform that simplifies embedding robust communications and collaboration capabilities into business applications, such as CRM or Enterprise Resources Planning ("ERP"). This platform allows customers, third parties, and Avaya to create customized engagement applications and environments to meet unique needs. Customers and third parties can integrate business applications with unified communications technology and contact center capabilities including voice, short message service ("SMS") and email.
Networking Products
Fabric Connect, our advanced fabric networking technology, based on open industry standards, is designed to deliver a unique end-to-end virtualized architecture that is simple to deploy, agile to operate, and resilient. With companies layering additional technologies on top of 25+ year old protocols to address the diverse and unprecedented amount of applications on networks, complexity is impeding IT and slowing the business. Avaya’s unique end-to-end fabric and SDN architecture eliminates the need for additional layers and gives customers the ability to run their networks at business speed.

We believe Fabric Connect is currently capable of delivering many of the core benefits that are promised in future implementations of SDN and is the best foundation for delivering advanced SDN capabilities in the data center and network edge. Our fabric technology integrates with and enhances all components of our networking portfolio:

•	Ethernet Switches: deliver the fabric foundation with a range of ethernet switches, and supporting software for data center, core, edge and branch applications;

•	Wireless Networking: extends the reach of users with fabric auto-configuration and advanced application management;

•	Access Control: delivers intelligence to the fabric and enforces role- and policy-based access control to the network; and

•	Unified Management and Orchestration: provides simplified traditional and fabric utilities for network-wide management and orchestration, which provides network and device management.
Avaya Global Services
Avaya Global Services consult, enable, support, manage, optimize and even outsource enterprise communications products (applications and networks) to help customers achieve enhanced business results both directly and through partners. Avaya’s portfolio of services is designed to enable customers to mitigate risk, reduce TCO, and optimize communication products. Avaya Global Services is supported by patented design and management tools, and by network operations and technical support centers around the world.
Avaya’s Global Services portfolio is divided into Avaya Professional Services and Avaya Client Services.
Avaya Professional Services ("APS")
APS helps organizations leverage technologies effectively to meet their business objectives. Our strategic and technical consulting, as well as deployment and customization services, help customers accelerate business performance and deliver an improved customer experience. Whether deploying new products or optimizing existing capabilities, APS leverages its specialists globally across three core areas:

•
Enablement Services: Provide access to expertise and resources for planning, defining and deploying Avaya products to maximize technology potential, simplify customers' business processes, increase security, and minimize risk. Avaya integrates and tests equipment, trains employees, and deploys a plan to help ensure success.

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

Avaya Client Services ("ACS")
ACS is a market-leading organization offering support, management and optimization of enterprise communications networks to help customers mitigate risk, reduce TCO, and optimize product performance. ACS is supported by patented design and management tools, and by network operations and technical support centers around the world. The contracts for these services range from one to multiple- years, with three year terms being the most common. Custom or complex services contracts are typically five years in length. The portfolio of ACS services includes:

•
Global Support Services ("GSS"): Provides a comprehensive suite of support options both directly and through partners to proactively resolve issues and improve uptime. Support offers and capabilities include:

•	24x7 remote support

•	proactive remote monitoring

•	sophisticated diagnostic tools

•	parts replacement

•	onsite response
Recent innovations include our Avaya Support Web site that quickly connects customers to advanced Avaya technicians via live chat, voice or video. The web site also provides access to “Ava,” an interactive virtual chat agent based on Avaya Automated Chat that quickly searches our knowledge base and a wide range of “how-to” videos to answer customer support questions. Ava learns with each customer interaction and can make the decision to transition the chat to an Avaya technician - often without the customer realizing the change is taking place.

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

•
Avaya Private Cloud and Managed Services ("APCS"): Provides the IT Infrastructure Library ("ITIL"), aligned, multivendor managed and outsourcing services for customers’ communications environments. Managed and private cloud services can be procured in standard packages or in fully custom arrangements that include on-premise or private Cloud options, Service Level Agreements ("SLAs"), billing and reporting.

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
In addition, APCS can take the form of one of three Cloud models offered by Avaya:

•	Avaya Partner Cloud Service, a model that supports public and private products offered by service providers and system integrators;

•	Avaya Branded Cloud Service, an Avaya-hosted multi-customer public cloud option; and

•	Private Cloud, a private cloud model for individual customers.
We sometimes refer to the foregoing products and services as “flagship,” “legacy,” and “core” as follows:

•
Flagship includes products and services which reflect the expertise and innovation in some of the newest enhancements to our product portfolio. We believe these products and services offer the highest potential to contribute to revenue growth. The Flagship category includes Video, Avaya Aura, IP Office, contact center, Wireless LAN, SBC, ethernet/fabric switching, Avaya professional services, Avaya Cloud and Avaya managed services.

•
Core includes products and services which are foundational components of our technology solutions. The Core category includes certain phone models, gateways, servers, core contact center, and other Cloud and managed and maintenance support services.

•
Legacy includes certain products and services we acquired in our acquisitions of Tenovis and the enterprise solutions business ("NES") of Nortel Networks Corporation, but does not include NES networking products.

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
To adapt to our customers’ needs in light of the industry trends, we have shifted our design philosophy over the past few years, anticipating increased demand for our unified communications and contact center products to be available via cloud delivery. While our products have traditionally been deployed on a customer’s premise, many can now also be deployed in public, private and hybrid cloud models. Further, through comprehensive monitoring technologies, these products and services can also be deployed as Cloud and managed services.
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
Advanced Routing and Switching Protocols
Avaya offers routing switches and wireless products that embed advanced protocols such as shortest path bridging ("SPB") at the forefront of the networking industry. SPB simplifies networking by provisioning services at the edge rather than on every node; as a consequence, administration is simpler and recovery from incidents can be up to 2,500 times faster than in conventional data networks. As an example, we believe this type of infrastructure is able to support applications such as multicasting large numbers of video streams or network isolation, delivering lower cost and better performance. Our continued investment in this domain contributes to our differentiation in the networking space.
Additional Technologies
In addition to Session Management, we use technologies including:

•
Messaging and Presence via SIP/SIMPLE and XMPP: The Avaya Aura Presence Services collects, aggregates and disseminates rich presence and enables instant messaging including using SIP/SIMPLE and XMPP, providing interoperability with systems from other vendors, such as Microsoft and IBM.

•
Virtualization and Cross Operating System ("OS") Support: Our software applications run on a broad range of operating systems including, but not limited to, Microsoft Windows, Apple MAC OS and Google Android. We also support virtualization to not only reduce the physical server footprint using hypervisor technology to run multiple applications concurrently on a single physical platform, but also facilitate certain tasks such as system expansion or recovery.

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

Refinancing of Debt
During fiscal 2015, the Company entered into several refinancing transactions which extended the maturity dates of certain debt and provided for a new senior secured foreign asset-based revolving credit facility.
On May 29, 2015, the Company completed Amendment No. 9 to the Senior Secured Credit Agreement pursuant to which the Company refinanced $2,058 million in aggregate principal amounts of senior secured term B-3 loans (“term B-3 loans”), senior secured term B-4 loans (“term B-4 loans”), and senior secured term B-6 loans (“term B-6 loans”) and repaid $32 million of revolving loans outstanding under its senior secured credit facility dated October 27, 2007 ("Senior Secured Credit Agreement") in exchange for and with the proceeds from the issuance of $2,125 million in principal amount of senior secured term B-7 loans ("term B-7 loans") maturing May 29, 2020.

On June 4, 2015, the Company completed Amendment No. 4 to the senior secured asset-based revolving credit facility (the "Domestic ABL") which, among other things: (i) extended the stated maturity of the facility from October 26, 2016 to June 4, 2020 (subject to certain conditions specified in the Domestic ABL), (ii) increased the sublimit for letter of credit issuances under the Domestic ABL from $150 million to $200 million, and (iii) amended certain covenants and other provisions of the existing agreement. At the same time, certain foreign subsidiaries of the Company (the "Foreign Borrowers") entered into a new senior secured foreign asset-based revolving credit facility (the "Foreign ABL") which matures June 4, 2020 (subject to certain conditions specified in the Foreign ABL). Available credit under the Domestic ABL remains $335 million subject to availability under the borrowing base. Available credit under the Foreign ABL is $150 million subject to availability under the respective borrowing bases of the Foreign Borrowers.
On June 5, 2015, the Company permanently reduced the revolving credit commitments under its Senior Secured Credit Agreement from $200 million to $18 million and transferred all letters of credit outstanding under the Senior Secured Credit Agreement to the Domestic ABL.
See Note 5, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Credit Facilities” for further details.
Principal amounts of long term debt and long term debt net of discounts and issuance costs as of December 31, 2015 consisted of the following:

In millions	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$18	$18
Variable rate revolving loans under the Domestic ABL due June 4, 2020	70	70
Variable rate revolving loans under the Foreign ABL due June 4, 2020	20	20
Variable rate term B-3 loans due October 26, 2017	616	612
Variable rate term B-4 loans due October 26, 2017	1	1
Variable rate term B-6 loans due March 31, 2018	537	533
Variable rate term B-7 loans due May 29, 2020	2,106	2,073
7% senior secured notes due April 1, 2019	1,009	1,000
9% senior secured notes due April 1, 2019	290	286
10.50% senior secured notes due March 1, 2021	1,384	1,368
Total debt	$6,051	5,981
Debt maturing within one year		(25)
Non-current portion of long-term debt		$5,956
The weighted average contractual interest rate of the Company's outstanding debt as of December 31, 2015 and September 30, 2015 was 7.3% and 7.3%, respectively.
The table below sets forth the annual maturities of the principal amounts of our long term debt as of December 31, 2015 for the next five years ending September 30th and thereafter:

In millions
Remainder of fiscal 2016	$19
2017	43
2018	1,179
2019	1,324
2020	2,102
2021 and thereafter	1,384
Total	$6,051
Financial Results Summary
Our revenue for the three months ended December 31, 2015 and 2014 was $958 million and $1,079 million, respectively, a decrease of $121 million or 11%. Revenues were affected by declines in sales of our core and legacy product lines and the service revenues associated with those product lines as well as the unfavorable impact of foreign currencies particularly in

Europe, Canada, and Latin America. We also believe macroeconomic factors and uncertainties impacted and will continue to impact our customers’ buying decisions in the foreseeable future.
As we continue to transform Avaya into a software and service-led organization and focus our go-to-market efforts to drive growth in our flagship product lines and services such as Aura, APCS, contact center and IP Office, revenues attributable to our core and legacy product lines and services have declined.  We have worked to migrate customers from legacy products such as the Nortel and Tenovis lines and as a result, sales of our legacy product lines declined. Our core products such as gateways, servers, and phones or other software endpoints are integral components to our flagship and legacy products. Accordingly, sales of our core products have declined. Further, we believe better utilization of SIP technology enables our customers to run their communication networks more efficiently, requiring fewer gateways and servers, which also contributed to lower demand for our core and legacy products. The lower demand for our legacy products has contributed in part to lower maintenance service revenue, which was partially offset by increases in APCS revenue.
As a result of a growing market trend around Cloud consumption preferences more customers are exploring operational expense, or OpEx models, rather than capital expenditure, or CapEx models, for procuring technology. The shift to OpEx models enables customers to manage costs and efficiencies, by paying a subscription fee for business collaboration and communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a managed services or Cloud provider. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on OpEx models. As the trend towards the OpEx model continues, we have focused our go-to-market strategy on our APCS and flagship product offerings. Since the beginning of fiscal 2014, as part of our go-to-market strategy we have made leadership changes, increased our front-line resources, conducted training, and are now focused on the systems and the accountability required to speed up the rate of execution. Throughout fiscal 2015 and into fiscal 2016, our total contracted value for APCS grew. As of December 31, 2015, we anticipate the total future revenues for these contracts to be in excess of $900 million. The values for these contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a longer period of time, typically three to seven years.
The Company has maintained its focus on profitability levels and investing in future results and continued to implement cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. During fiscal 2015, the Company incurred restructuring charges of $62 million, the full benefits of which we have yet to realize in our operating results. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for the three months ended December 31, 2015 and 2014 was $91 million and $104 million, respectively, a decrease of $13 million. The decrease in operating income reflects the decrease in revenues as discussed above and was offset by the continued benefit from our cost savings initiatives. In addition, our operating results for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 reflect, among other things:

•	improvement in gross margin to 60.4% for the three months ended December 31, 2015 as compared to 59.1% for the three months ended December 31, 2014;

•
lower pension and postretirement expense as a result of the Company changing its estimates of the service and interest components of net periodic benefit costs associated with its U.S. pension and postretirement plans effective October 1, 2015;

•	increase in restructuring charges as the Company initiated greater cost cutting actions during the three months ended December 31, 2015, particularly in Europe; and

•	a favorable impact of foreign currency on our operating expenses.
Operating income includes non-cash depreciation and amortization of $93 million and $94 million and share-based compensation of $4 million and $7 million for the three months ended December 31, 2015 and 2014, respectively.
Net (loss) income for the three months ended December 31, 2015 and 2014 was $(27) million and $3 million, respectively. The decrease was primarily attributable to the decrease in our operating income as described above, and greater interest expense as a result of the fiscal 2015 refinancing transactions.

Results From Operations
Three Months Ended December 31, 2015 Compared with Three Months Ended December 31, 2014
Revenue
Our revenue for the three months ended December 31, 2015 and 2014 was $958 million and $1,079 million, respectively, a decrease of $121 million or 11%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended December 31,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
GCS	$414	$481	43%	45%	(14)%	(12)%
Networking	50	68	5%	6%	(26)%	(25)%
Total ECS product revenue	464	549	48%	51%	(15)%	(14)%
AGS	494	530	52%	49%	(7)%	(3)%
Total revenue	$958	$1,079	100%	100%	(11)%	(9)%
GCS revenue for the three months ended December 31, 2015 and 2014 was $414 million and $481 million, respectively, a decrease of $67 million or 14%. The decrease in GCS revenue was primarily attributable to lower demand for our legacy, core and flagship products and the unfavorable impact of foreign currency.
Networking revenue for the three months ended December 31, 2015 and 2014 was $50 million and $68 million, respectively, a decrease of $18 million or 26%. The decrease in Networking revenue was primarily attributable to lower sales associated with our legacy products, higher revenues in fiscal 2015 associated with new product releases just prior to fiscal 2015, and the unfavorable impact of foreign currency.
AGS revenue for the three months ended December 31, 2015 and 2014 was $494 million and $530 million, respectively, a decrease of $36 million or 7%. The decrease in AGS revenue was primarily due to lower maintenance services revenues as a result of lower demand for our legacy and core products, the unfavorable impact of foreign currency, and lower professional services revenue. These decreases in AGS revenue were partially offset by higher revenue from APCS. As previously discussed, revenues associated with APCS contracts are recognized over a longer period of time, typically three to seven years.
The following table sets forth a comparison of revenue by location:

	Three months ended December 31,
	2015	2014	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
U.S.	$528	$572	55%	53%	(8)%	(8)%
International:
EMEA	239	301	25%	28%	(21)%	(16)%
APAC - Asia Pacific	106	101	11%	9%	5%	9%
Americas International - Canada and Latin America	85	105	9%	10%	(19)%	(8)%
Total International	430	507	45%	47%	(15)%	(10)%
Total revenue	$958	$1,079	100%	100%	(11)%	(9)%
Revenue in the U.S. for the three months ended December 31, 2015 and 2014 was $528 million and $572 million, respectively, a decrease of $44 million or 8%. The decrease in U.S. revenue was primarily attributable to lower sales of products and associated maintenance and professional services revenues. Revenue in EMEA for the three months ended December 31, 2015 and 2014 was $239 million and $301 million, respectively, a decrease of $62 million or 21%. The decrease in EMEA revenue was primarily attributable to lower sales of our core and legacy products and associated maintenance, lower sales of networking products, and the unfavorable impact of foreign currency. Revenue in APAC for the three months ended December 31, 2015 and 2014 was $106 million and $101 million, respectively, an increase of $5 million or 5%. The increase in APAC revenue was primarily attributable to higher revenue associated with APCS, higher sales of our core and flagship products and higher professional services revenues. These increases in APAC revenues were partially offset by the unfavorable impact of foreign currency. Revenue in Americas International was $85 million and $105 million for the three months ended December 31, 2015 and 2014, respectively, a decrease of $20 million or 19%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower legacy and flagship products revenues.
We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended December 31,
	2015	2014	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2015	2014
Direct	$118	$133	25%	24%	(11)%	(8)%
Indirect	346	416	75%	76%	(17)%	(15)%
Total ECS product revenue	$464	$549	100%	100%	(15)%	(14)%
Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended December 31,
	Gross Profit		Gross Margin		Change
In millions	2015	2014	2015	2014	Amount	Pct.
GCS	$283	$314	68.4%	65.3%	$(31)	(10)%
Networking	16	32	32.0%	47.1%	(16)	(50)%
ECS	299	346	64.4%	63.0%	(47)	(14)%
AGS	288	302	58.3%	57.0%	(14)	(5)%
Unallocated amounts	(8)	(10)	(1)	(1)	2	(1)
Total	$579	$638	60.4%	59.1%	$(59)	(9)%

(1)	Not meaningful
Gross profit for the three months ended December 31, 2015 and 2014 was $579 million and $638 million, respectively, a decrease of $59 million or 9%. The decrease was primarily attributable to the decrease in sales volume, the unfavorable impact of foreign currency, and higher customer discounts, particularly in Europe. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives and lower pension and postretirement expense. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. Effective October 1, 2015 the Company changed its estimates of the service and interest components of net periodic benefit costs associated with our U.S. pension and postretirement plans which lowered pension and postretirement expense. See Note 9, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details. As a result of our gross margin improvement initiatives, lower pension and postretirement expense, and higher software sales as a percentage of revenues, which have higher margins, gross margin increased to 60.4% for the three months ended December 31, 2015 from 59.1% for the three months ended December 31, 2014.
GCS gross profit for the three months ended December 31, 2015 and 2014 was $283 million and $314 million, respectively, a decrease of $31 million or 10%. The decrease in GCS gross profit was primarily attributable to lower sales volume, the unfavorable impact of foreign currency, and higher customer discounts, particularly in Europe. These decreases were partially offset by the success of our gross margin improvement initiatives and lower pension and postretirement expense as discussed above. As a result of our gross margin improvement initiatives and lower pension and postretirement expense, GCS gross margin increased to 68.4% for the three months ended December 31, 2015 from 65.3% for the three months ended December 31, 2014.
Networking gross profit for the three months ended December 31, 2015 and 2014 was $16 million and $32 million, a decrease of $16 million or 50%. Networking gross margin for the three months ended December 31, 2015 and 2014 was 32.0% and 47.1%, respectively. The decreases in Networking gross profit and gross margin were primarily attributable to lower sales volume, particularly in EMEA.
AGS gross profit for the three months ended December 31, 2015 and 2014 was $288 million and $302 million, respectively, a decrease of $14 million or 5%. The decrease in AGS gross profit was primarily due to lower services revenue and the unfavorable impact of foreign currency. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives and lower pension and postretirement expense as discussed above. We have redesigned the Avaya support website and continue to transition our customers from an agent-based support model to a largely self-service/web-based support model. Our gross margin improvement initiatives have enabled us to reduce the workforce and relocate positions to lower-cost geographies. As a result of our gross margin improvement initiatives, AGS gross margin increased to 58.3% for the three months ended December 31, 2015 compared to 57.0% for the three months ended December 31, 2014.
Unallocated amounts for the three months ended December 31, 2015 and 2014 included the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts was primarily attributable to lower amortization associated with technology intangible assets acquired in prior periods.
Operating Expenses
The following table sets forth a comparison of operating expenses:

	Three months ended December 31,
	2015	2014	Percentage of Revenue		Change
In millions			2015	2014	Amount	Pct.
Selling, general and administrative	$333	$374	34.8%	34.7%	$(41)	(11)%
Research and development	75	88	7.8%	8.2%	(13)	(15)%
Amortization of intangible assets	57	57	5.9%	5.3%	—	0%
Restructuring charges, net	23	15	2.4%	1.4%	8	53%
Total operating expenses	$488	$534	50.9%	49.6%	$(46)	(9)%
Selling, general and administrative expenses for the three months ended December 31, 2015 and 2014 were $333 million and $374 million, respectively, a decrease of $41 million. The decrease was primarily attributable to the favorable impact of foreign currency, lower selling expenses, lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods, and lower pension and postretirement expenses as discussed above. Our cost savings initiatives include reductions to the workforce, exiting and consolidating facilities, and relocating positions to lower-cost geographies.
Research and development expenses for the three months ended December 31, 2015 and 2014 were $75 million and $88 million, respectively, a decrease of $13 million. The decrease was primarily due to lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods and the favorable impact of foreign currency.
Amortization of acquired intangible assets for the three months ended December 31, 2015 and 2014 was $57 million for each of the periods.
Restructuring charges, net, for the three months ended December 31, 2015 and 2014 were $23 million and $15 million, respectively, an increase of $8 million. The Company continued to identify opportunities to streamline its operations and generate cost savings. Restructuring charges recorded during the three months ended December 31, 2015 included employee separation costs of $22 million primarily associated with employee severance actions in EMEA and lease obligations of $1 million primarily related to facilities in the U.S. Restructuring charges recorded during the three months ended December 31, 2014 included employee separation costs of $12 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $3 million primarily related to facilities in the U.S. Employee separation charges included, but were not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
Operating income for the three months ended December 31, 2015 and 2014 was $91 million and $104 million, respectively.
Operating income for the three months ended December 31, 2015 and 2014 included non-cash expenses for depreciation and amortization of $93 million and $94 million and share-based compensation of $4 million and $7 million, respectively.
Interest Expense
Interest expense for the three months ended December 31, 2015 and 2014 was $118 million and $112 million, respectively. Interest expense included non-cash interest expense of $5 million and $4 million, respectively. Non-cash interest expense for each period included amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended December 31, 2015 and 2014, was $113 million and $108 million, respectively, an increase of $5 million. The increase in cash interest expense was the result of certain debt refinancing transactions that occurred during fiscal 2015. See Note 5, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Income, Net
Other income, net for the three months ended December 31, 2015 and 2014 was $4 million and $14 million, respectively. Other income, net, for the three months ended December 31, 2015 included $6 million of net foreign currency gains. Other income, net, for the three months ended December 31, 2014 included $6 million of net foreign currency gains and $9 million from the release of a reserve related to a tax indemnification liability.
Provision for Income Taxes
The provision for income taxes for the three months ended December 31, 2015 and 2014 was $4 million and $3 million, respectively.
The Company's effective income tax rate for the three months ended December 31, 2015 differed from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statements of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) net increases due to tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations.
The Company's effective income tax rate for the three months ended December 31, 2014 differed from the statutory U.S. federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss in the Consolidated Statement of Operations, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) reductions in the Company's unrecognized tax benefits resulting from the settlement of certain international tax exams, (4) recognition of an $1 million income tax benefit as a result of net gains in other comprehensive income, and (5) recognition of a $6 million income tax benefit related to the correction of prior period valuation allowance on deferred tax assets.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity. Based on our current level of operations, we believe these sources will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business over the next twelve months and have not had a significant impact on our liquidity as of December 31, 2015. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities to enable us to repay our debt, or to fund other liquidity needs.
The Company has variable rate term B-3 loans due October 26, 2017 in the amount of $616 million and variable rate term B-6 loans due March 31, 2018 in the amount of $537 million. While we have been successful in the past to access the capital markets on terms and in amounts adequate to meet our objectives, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us due to market conditions or other occurrences.

Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the periods indicated:

	Three months ended December 31,
In millions	2015	2014
Net cash (used for) provided by:
Net (loss) income	$(27)	$3
Adjustments to net loss for non-cash items	93	86
Changes in operating assets and liabilities	(11)	(25)
Operating activities	55	64
Investing activities	(32)	(26)
Financing activities	6	(22)
Effect of exchange rate changes on cash and cash equivalents	(8)	(10)
Net increase in cash and cash equivalents	21	6
Cash and cash equivalents at beginning of period	323	322
Cash and cash equivalents at end of period	$344	$328
Operating Activities
Cash provided by operating activities was $55 million and $64 million for the three months ended December 31, 2015 and 2014, respectively.
Adjustments to reconcile net loss to net cash provided by operations for the three months ended December 31, 2015 and 2014 were $93 million and $86 million, and primarily consisted of depreciation and amortization of $93 million and $94 million, deferred income taxes of $(4) million and $(6) million, unrealized loss on foreign currency exchange of $(5) million and $(13) million, non-cash interest expense of $5 million and $4 million, and share based compensation of $4 million and $7 million, respectively.
During the three months ended December 31, 2015, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $11 million. The net decrease was driven by payments associated with our employee incentive programs, the timing of payments to our vendors, and payments associated with business restructuring reserves established in previous periods. These decreases were partially offset by increases in deferred revenues and collection of accounts receivable.
During the three months ended December 31, 2014, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $25 million. The net decrease was driven by payments associated with our employee incentive programs, accrued interest, the timing of payments to our vendors and business restructuring reserves established in previous periods. These decreases were partially offset by collection of accounts receivable.
Investing Activities
Cash used for investing activities was $32 million and $26 million for the three months ended December 31, 2015 and 2014, and included capital expenditures of $26 million and $33 million and scheduled payments for businesses acquired to enhance our technology portfolio in prior periods of $7 million and $3 million, respectively. During the three months ended December 31, 2015, cash used for investing activities was partially offset by $2 million in proceeds from the sale of real estate. During the three months ended December 31, 2014, cash used for investing activities was partially offset by $12 million in proceeds received in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC ("HP").
Financing Activities
Cash provided by (used for) financing activities was $6 million and $(22) million for the three months ended December 31, 2015 and 2014, respectively. Cash provided by financing activities during the three months ended December 31, 2015 included $15 million of borrowings in excess of repayments under our revolving credit facilities. Cash used for financing activities during the three months ended December 31, 2014 included $10 million of repayments in excess of borrowings under our revolving credit facilities. During the three months ended December 31, 2015 and 2014, scheduled debt repayments were $6 million and $9 million, respectively.

Credit Facilities
We have entered into borrowing arrangements with several financial institutions in connection with the Merger on October 26, 2007 and the acquisition of NES in December 2009. The Company has refinanced and amended these arrangements in order to enhance the Company's capital structure, including several refinancing transactions during fiscal 2015 which extended the maturity dates of certain existing debt and provided for the Foreign ABL.
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
On June 4, 2015, the Company completed Amendment No. 4 to the Domestic ABL which, among other things: (i) extended the stated maturity of the facility from October 26, 2016 to June 4, 2020 (subject to certain conditions specified in the Domestic ABL), (ii) increased the sublimit for letter of credit issuances under the Domestic ABL from $150 million to $200 million, and (iii) amended certain covenants and other provisions of the existing agreement. At the same time, the Company entered into the Foreign ABL which matures June 4, 2020 (subject to certain conditions specified in the Foreign ABL). Available credit under the Domestic ABL remains $335 million subject to availability under the borrowing base. Available credit under the Foreign ABL is $150 million subject to availability under the respective borrowing bases of the Foreign Borrowers.
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
Borrowings under the Foreign ABL bear interest at a rate per annum equal to, at the Foreign Borrowers’ option depending upon the currency and type of the applicable borrowing, (a) a base rate determined by reference to the highest of (1) the prime rate of Citibank, N.A., (2) the federal funds effective rate plus 0.50% and (3) the sum of 1.00% plus the LIBOR rate for a thirty day interest period as determined on such day, (b) a Canadian prime rate determined by reference to the higher of (1) the base rate of Citibank, N.A., Canadian branch, and (2) the sum of 1.00% plus the CDOR rate for a thirty day interest period as determined on such day, (c) a LIBOR rate, (d) a CDOR Rate, (e) a EURIBOR rate or (f) an overnight LIBOR rate, in each case plus an applicable margin. The initial applicable margin for borrowings under the Foreign ABL on June 4, 2015 is equal to (1) 0.75% per annum with respect to base rate and Canadian prime rate borrowings and (2) 1.75% per annum with respect to LIBOR, CDOR or EURIBOR borrowings. The applicable margin for borrowings under the Foreign ABL is subject to a step down based on average historical excess availability under the Foreign ABL. As of December 31, 2015 the applicable margin with respect to LIBOR, CDOR or EURIBOR borrowings changed to 1.50%. Swingline loans bear interest at a rate per annum equal to, in the case of swingline loans to the Canadian Foreign Borrower, the base rate if denominated in U.S. Dollars or the Canadian prime rate if denominated in Canadian dollars and, in the case of swingline loans to the UK Foreign Borrower, the Irish Foreign Borrower or the German Foreign Borrowers, the base rate if denominated in U.S. Dollars or the overnight LIBOR rate if denominated in Euros or British pound sterling. In addition to paying interest on outstanding principal under the Foreign ABL, the Foreign Borrowers are required to pay a commitment fee of 0.25% per annum in respect of the unutilized commitments thereunder. The Foreign Borrowers must also pay customary letter of credit fees equal to the applicable margin on LIBOR, CDOR and EURIBOR loans and agency fees.

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
As of December 31, 2015, the Company was not in default under any of its debt agreements.
See Note 5, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Future Cash Requirements
A substantial portion of our future cash requirements are for the payment of principal and interest on our indebtedness which historically has been in excess of 70% of our cash flows from operations. Our other future cash requirements relate to working capital, capital expenditures, restructuring payments, and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
In addition to our working capital requirements, we expect our primary cash requirements for the remainder of fiscal 2016 to be as follows:

•
Debt service—We expect to make payments of $364 million during the remainder of fiscal 2016 in principal and interest associated with long-term debt and interest associated with our three revolving credit facilities, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of repayments we have made or may make under our revolving credit facilities. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facilities to meet business needs.

•
Restructuring payments—We expect to make payments of $70 million to $80 million during the remainder of fiscal 2016 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through December 31, 2015 and additional actions we may take in fiscal 2016 as the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend $75 million to $90 million for capital expenditures during the remainder of fiscal 2016.

•
Benefit obligations—We expect to make payments under our pension and postretirement obligations of $126 million during the remainder of fiscal 2016. These payments include: $70 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $5 million of payments under our U.S. benefit plans that are not pre-funded, $23 million under our non-U.S. benefit plans that are predominately not pre-funded, $26 million under our U.S. retiree medical benefit plan that is not pre-funded and $2 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 9, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

On October 23, 2014, in connection with a litigation matter, the Company filed a supersedeas bond with the Court in the amount of $63 million to stay execution of a judgment against it while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its credit facilities. In connection with this proceeding, an application was also filed seeking attorneys' fees, expenses and costs, which the Company is contesting. The current application for attorneys’ fees, expenses and costs is approximately $71 million and represents activity through February 28, 2015.
The Company expects that a supplemental application will be filed for activity beyond February 28, 2015 at some point in the future. Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorneys' fees, expenses and costs, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. As an interim matter, on or before February 25, 2016, the Company expects to post a bond in the amount of $8 million in connection with the pending attorneys' fees application. See Note 12, "Commitments and Contingencies - Antitrust Litigation" to our unaudited interim Consolidated Financial Statements for additional details regarding this litigation matter.
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
The Company currently has three revolving credit facilities providing for borrowings of up to an aggregate of $503 million subject to certain contractual limitations. As discussed above, on June 4, 2015 the Company completed an amendment to the Domestic ABL and entered into a new Foreign ABL. The Domestic ABL and Foreign ABL expire June 4, 2020 (subject to certain conditions specified in the Domestic ABL and Foreign ABL) and provides credit availability up to $335 million and $150 million (subject to availability under the calculated borrowing bases as defined for each facility), respectively, to the Company in the form of loans and letters of credit. On June 5, 2015, the Company permanently reduced the senior secured multi-currency revolver under its Senior Secured Credit Agreement due October 26, 2016 from $200 million to $18 million and all letters of credit outstanding under the Senior Secured Credit Agreement were transferred to the Domestic ABL.
As of December 31, 2015, the Company had $70 million and $20 million of outstanding borrowings, issued and outstanding letters of credit of $114 million and $22 million and remaining revolver availability of $108 million and $88 million under the Domestic ABL and Foreign ABL, respectively. Our revolving credit facilities include customary conditions that, if not complied with, could restrict our availability to borrow. See Note 5, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements.
On August 20, 2014, we signed an agreement with HP pursuant to which the Company has outsourced to HP certain delivery services associated with the APCS business. In connection with that agreement, HP acquired specified assets owned by the Company. HP also agreed to make available one or more additional financings to Avaya and its subsidiaries of up to $24 million per year for the sole purpose of financing the use of equipment for the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred and is continuing as of the date any such financing is requested. During the three months ended December 31, 2014 we received proceeds of $12 million in connection with the financing of equipment for the performance of services under our agreement with HP.
On December 22, 2015, Parent filed with the SEC an amended registration statement on Form S-1 (the “registration statement”) relating to a proposed initial public offering of its common stock. As contemplated in the registration statement, the net proceeds of the proposed offering are expected to be used, among other things, to repay a portion of our long-term indebtedness.  The registration statement remains under review by the SEC and shares of common stock registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This document and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, there is no way to predict whether or not Parent will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above.
As of December 31, 2015 and September 30, 2015, our cash and cash equivalents held outside the U.S. were $124 million and $109 million, respectively. As of December 31, 2015, balances of cash and cash equivalents held outside the U.S. in excess of in-country needs and which could not be distributed to the U.S. without restriction were not material.
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
The Company has variable rate term B-3 loans due October 26, 2017 in the amount of $616 million and variable rate term B-6 loans due March 31, 2018 in the amount of $537 million. While we have been successful in the past to access the capital markets on terms and in amounts adequate to meet our objectives, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us due to market conditions or other occurrences.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $344 million as of December 31, 2015, future cash provided by operating activities and borrowings available under our credit facilities will be sufficient to meet our future cash requirements described above for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Debt Ratings
As of December 31, 2015, we had a long-term corporate family rating of B3 with a negative outlook from Moody’s and a corporate credit rating of B- with a stable outlook from Standard & Poor’s for our Company. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on November 23, 2015 and determined that there were no significant changes to our critical accounting policies in the three months ended December 31, 2015 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements - New Accounting Guidance Recently Adopted” to our unaudited interim Consolidated Financial Statements.
New Accounting Pronouncements
See discussion in Note 2, “Recent Accounting Pronouncements” to our unaudited interim Consolidated Financial Statements for further details.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking” statements for purposes of the U.S. federal and state securities laws. In some cases these statements may be identified by the use of forward looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “our vision,” “plan,” “potential,” “predict,” “should,” “will” or “would” or the negative thereof or other variations thereon or comparable terminology. These statements discuss future expectations, contain projections of results of operations or of financial condition, or state trends and known uncertainties or other forward-looking information. You are cautioned that forward-looking statements are inherently uncertain. Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under Part II, Item 1A, “Risk Factors,” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. We caution readers not to place considerable reliance on such statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our degree of leverage and its effect on our ability to refinance our existing debt and/or raise additional capital and to react to changes in the economy or our industry;

•	our liquidity and our access to capital markets;

•	our ability to develop and sell advanced business collaboration and communications products and services, including unified communications, networking products and contact center products;

•	our reliance on our indirect sales channel;

•	our ability to remain competitive in the markets we serve;

•	the market for our products and services;

•	fluctuations in foreign currency exchange rates;

•	risks relating to the transaction of business internationally;

•	economic conditions and the willingness of enterprises to make technology investments;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	our use of software from open source code sources;

•	our ability to retain and attract key employees;

•	our ability to manage our supply chain and logistics functions;

•	our ability to integrate acquired businesses;

•	our ability to successfully transition toward or integrate the products of acquired businesses into our portfolio;

•	the ability to protect our intellectual property and avoid claims of infringement;

•	an adverse result in any significant litigation, including antitrust, intellectual property or employment litigation;

•	our ability to maintain adequate security over our information systems, products and services;

•	environmental, health and safety laws, regulations, costs and other liabilities, and climate change risks;

•	our ability to detect and fix design defects and "bugs";

•	pension and post-retirement healthcare and life insurance liabilities; and

•	our ability to realize the benefits we expect from our cost reduction initiatives.
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
We also calculate Adjusted EBITDA for purposes other than debt covenant compliance using a different formulation than that allowed in our debt documents. Certain employee and management benefit plans are determined using financial targets based on Adjusted EBITDA. We also believe Adjusted EBITDA is more useful to equity investors than the calculation of debt adjusted EBITDA because the former does not include adjustments for certain items that we believe are indicative of our performance. In addition, we believe Adjusted EBITDA provides more comparability between our historical results and results that reflect purchase accounting and our current capital structure. Accordingly, Adjusted EBITDA measures our financial performance based on operational factors that management can impact in the short-term, such as our pricing strategies, volume, costs and expenses of the organization, and it presents our financial performance in a way that can be more easily compared to prior quarters or fiscal years.
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, our formulation of Adjusted EBITDA allows the addition of certain non-cash charges that are deducted in calculating net income (loss), and restructuring charges, Sponsors' fees and other specific cash costs and expenses set forth in the following table and that portion of our pension costs, other post-employment benefits costs, and non-retirement post-employment benefits costs representing the amortization of pension service costs and actuarial gain or loss associated with these employment benefits. However, these are expenses that may recur, may vary and are difficult to predict.
The unaudited reconciliation of net (loss) income, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended December 31,
In millions	2015	2014
Net (loss) income	$(27)	$3
Interest expense	118	112
Provision for income taxes	4	3
Depreciation and amortization	93	94
EBITDA	188	212
Restructuring charges, net	23	15
Sponsors’ fees (a)	2	2
Integration-related costs (b)	—	1
Third-party sales transformation costs (c)	2	—
Non-cash share-based compensation	4	7
Change in certain tax indemnifications	—	(9)
Gain on foreign currency transactions	(6)	(6)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (d)	15	17
Adjusted EBITDA	$228	$239

(a)	Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors and their designees pursuant to a management services agreement entered into at the time of the Merger.

(b)
Integration-related costs primarily represent third-party consulting fees and other administrative costs and primarily relate to developing compatible IT systems and internal processes with NES and consolidating and coordinating the operations of Avaya with Radvision and other acquisitions.

(c)	Third party sales transformation costs are consulting fees incurred in support of the Company’s sales initiatives and the realignment of its sales organization.

(d)
Represents that portion of our pension costs, other post-employment benefit costs and non-retirement post-employment benefit costs representing the amortization of prior service costs and net actuarial gains/losses associated with these employment benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 23, 2015. As of December 31, 2015, there have been no material changes in this information.

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

The information included in Note 12, “Commitments and Contingencies” to the unaudited interim Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes during the quarterly period ended December 31, 2015 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Subsequent to the quarter ended December 31, 2015, there were no events that took place that are required to be disclosed in a report on Form 8-K that have not yet been reported.

Item 6.	Exhibits.

Exhibit Number
10.1
Retention Bonus Letter Agreement by and between Avaya Inc. and James M. Chirico, Jr., dated as of November 20, 2015 (Incorporated by reference to Exhibit 10.59 to Avaya Holding Corp.’s Amendment No. 8 to the Registration Statement on Form S-1 filed with the SEC on December 22, 2015)

10.2
Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.77 to Avaya Holding Corp.’s Amendment No. 8 to the Registration Statement on Form S-1 filed with the SEC on December 22, 2015)

10.3
Avaya Holdings Corp. Second Amended and Restated 2007 Equity Incentive Plan Non-Statutory Stock Option Award Agreement (Incorporated by reference to Exhibit 10.78 to Avaya Holding Corp.’s Amendment No. 8 to the Registration Statement on Form S-1 filed with the SEC on December 22, 2015)

10.4
Avaya Inc. Long-Term Cash Award Agreement (Incorporated by reference to Exhibit 10.79 to Avaya Holding Corp.’s Amendment No. 8 to the Registration Statement on Form S-1 filed with the SEC on December 22, 2015)

10.5
Second Amended and Restated Stockholders’ Agreement, by and among TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Sierra Co-Invest, LLC, Sierra Co-Invest II, LLC and Avaya Holdings Corp., dated as of May 29, 2012 (Incorporated by reference to Exhibit 10.86 to Avaya Holding Corp.’s Amendment No. 8 to the Registration Statement on Form S-1 filed with the SEC on December 22, 2015)

10.6	Form of Indemnification Agreement among Avaya Holdings Corp., Avaya Inc. and directors and officers of Avaya Holdings Corp. and Avaya Inc.
31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of David Vellequette pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David Vellequette pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at December 31, 2015 and September 30, 2015, (ii) Consolidated Statement of Operations for the three months ended December 31, 2015 and 2014, (iii) the Consolidated Statement of Comprehensive Income for the three months ended December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

February 9, 2016