Form 10-Q
period 2016-03-31
AVAYA INC
filed 2016-05-16
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 16, 2016, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

When we use the terms “we,” “us,” “our,” “Avaya” or the “Company,” we mean Avaya Inc., a Delaware corporation, and its consolidated subsidiaries taken as a whole, unless the context otherwise indicates.
This Quarterly Report on Form 10-Q contains the registered and unregistered Avaya Aura®, Avaya Scopia® and other trademarks or service marks of Avaya which are the property of Avaya Inc. and/or its affiliates. This Quarterly Report on Form 10-Q also contains additional tradenames, trademarks or service marks belonging to us and to other companies. We do not intend our use or display of other parties’ trademarks, tradenames or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
REVENUE
Products	$424	$487	$888	$1,036
Services	480	508	974	1,038
	904	995	1,862	2,074
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	156	182	320	385
Amortization of acquired technology intangible assets	7	7	15	16
Services	200	214	407	443
	363	403	742	844
GROSS PROFIT	541	592	1,120	1,230
OPERATING EXPENSES
Selling, general and administrative	377	356	710	730
Research and development	70	86	145	174
Amortization of acquired intangible assets	56	57	113	114
Restructuring charges, net	21	10	44	25
	524	509	1,012	1,043
OPERATING INCOME	17	83	108	187
Interest expense	(117)	(110)	(235)	(222)
Other income (expense), net	2	(1)	6	13
LOSS BEFORE INCOME TAXES	(98)	(28)	(121)	(22)
(Provision for) benefit from income taxes	(5)	6	(9)	3
NET LOSS	$(103)	$(22)	$(130)	$(19)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Net loss	$(103)	$(22)	$(130)	$(19)
Other comprehensive (loss) income:
Pension, postretirement and postemployment benefit-related items, net of income taxes of $11 and $11 for the three and six months ended March 31, 2016 and $10 and $11 for the three and six months ended March 31, 2015, respectively	3	7	18	24
Cumulative translation adjustment, net of income taxes of $6 and $6 for the three and six months ended March 31, 2016 and $0 and $0 for the three and six months ended March 31, 2015, respectively	(29)	66	(20)	76
Other comprehensive (loss) income	(26)	73	(2)	100
Comprehensive (loss) income	$(129)	$51	$(132)	$81

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$312	$323
Accounts receivable, net	626	678
Inventory	166	174
Deferred income taxes, net	27	26
Other current assets	200	171
TOTAL CURRENT ASSETS	1,331	1,372
Property, plant and equipment, net	272	282
Deferred income taxes, net	34	34
Acquired intangible assets, net	846	970
Goodwill	4,074	4,074
Other assets	129	130
TOTAL ASSETS	$6,686	$6,862
LIABILITIES
Current liabilities:
Debt maturing within one year	$7	$7
Accounts payable	351	379
Payroll and benefit obligations	176	229
Deferred revenue	747	665
Business restructuring reserve, current portion	85	90
Other current liabilities	310	282
TOTAL CURRENT LIABILITIES	1,676	1,652
Long-term debt	5,967	5,960
Pension obligations	1,615	1,690
Other postretirement obligations	183	194
Deferred income taxes, net	272	262
Business restructuring reserve, non-current portion	59	67
Other liabilities	416	415
TOTAL NON-CURRENT LIABILITIES	8,512	8,588
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,989	2,981
Accumulated deficit	(5,105)	(4,975)
Accumulated other comprehensive loss	(1,386)	(1,384)
TOTAL STOCKHOLDER'S DEFICIENCY	(3,502)	(3,378)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$6,686	$6,862

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six months ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(130)	$(19)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	184	186
Share-based compensation	8	11
Amortization of debt issuance costs	6	7
Accretion of debt discount	4	3
Provision for uncollectible receivables	1	1
Deferred income taxes, net	(12)	(19)
Unrealized gain on foreign currency exchange	(10)	(5)
Changes in operating assets and liabilities:
Accounts receivable	56	55
Inventory	9	1
Accounts payable	(28)	(22)
Payroll and benefit obligations	(111)	(54)
Business restructuring reserve	(14)	(17)
Deferred revenue	78	70
Other assets and liabilities	12	(53)
NET CASH PROVIDED BY OPERATING ACTIVITIES	53	145
INVESTING ACTIVITIES:
Capital expenditures	(49)	(67)
Capitalized software development costs	(1)	—
Acquisition of businesses, net of cash acquired	(13)	(6)
Proceeds from sale of long-lived assets	2	—
Proceeds from sale-leaseback transactions	14	15
Purchase of investment	(1)	—
Other investing activities, net	(2)	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(50)	(60)
FINANCING ACTIVITIES:
Proceeds from Foreign ABL	45	—
Repayment of Foreign ABL	(10)	—
Proceeds from Domestic ABL	118	—
Repayment of Domestic ABL	(125)	—
Proceeds from borrowings on revolving loans under the Senior Secured Credit Agreement	—	50
Repayments of borrowings on revolving loans under the Senior Secured Credit Agreement	(18)	(70)
Repayment of long-term debt	(13)	(19)
Payments related to sale-leaseback transactions	(9)	(5)
Other financing activities, net	(2)	(2)
NET CASH USED FOR FINANCING ACTIVITIES	(14)	(46)
Effect of exchange rate changes on cash and cash equivalents	—	(29)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11)	10
Cash and cash equivalents at beginning of period	323	322
Cash and cash equivalents at end of period	$312	$332
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of March 31, 2016 and for the three and six months ended March 31, 2016 and 2015 include the accounts of Avaya Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2015, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on November 23, 2015. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim Consolidated Financial Statements. In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
Recent Accounting Guidance Not Yet Effective
In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The standard simplifies the balance sheet presentation of deferred income tax assets and liabilities requiring them to be classified as noncurrent. This accounting guidance is effective for the Company in the first quarter of fiscal 2018 with early adoption permitted and may be applied retrospectively to each reporting period presented or prospectively in the year of adoption. This standard is not expected to have a material effect on the Company's Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities." The standard requires that all equity securities with readily determinable fair values, except for those accounted for under the equity method, be measured at fair value with changes reported in net income. This standard is effective for the Company by means of a cumulative adjustment to the balance sheet in the first quarter of fiscal 2019 and is not expected to have a material effect on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The standard requires the recognition of assets and liabilities for all leases with lease terms of more than 12 months. This standard is effective for the Company in the first quarter of fiscal 2020 by means of a modified retrospective approach with early adoption permitted. The Company is currently evaluating the method of adoption and the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-06 “Contingent Put and Call Options in Debt Instruments.” The standard clarified the assessment of whether an embedded contingent put or call option requires separate accounting from its debt host. This standard is effective for the Company in the first quarter of fiscal 2018 by means of a modified retrospective approach with early adoption permitted. The Company is currently evaluating the method of adoption and the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-07 “Simplifying the Transition to the Equity Method of Accounting.” The standard eliminates the requirement to apply the equity method of accounting retrospectively when significant influence over a previously held investment is obtained. This standard is effective for the Company in the first quarter of fiscal 2018 on a prospective basis with early adoption permitted. The Company is currently evaluating the method of adoption and the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This standard clarified certain aspects of the principal versus agent determination in the new revenue recognition standard. The amendments in this standard are effective for the Company upon adoption of ASU 2014-09 “Revenue from Contracts with Customers,” which is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the method of adoption and the impact that the adoption of this standard may have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting.” This standard simplifies the accounting for share-based payments and their presentation in the statement of cash flows. This standard is effective for the Company in the first quarter of fiscal 2018 and must be applied retrospectively to each accounting period presented. The guidance pertaining to the statement of cash flow may be applied retrospectively or prospectively in the year of adoption. The Company is currently evaluating the method of adoption and the impact that the adoption of this standard may have on its Consolidated Financial Statements.

3.	Goodwill and Acquired Intangible Assets
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level, which is one level below the Company’s operating segments. The test for impairment is conducted annually each July 1st or more frequently if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount.
March 31, 2016
During the three months ended March 31, 2016, the Company experienced a decline in revenue which led the Company to revise its annual forecast. As a result, the Company determined that an interim impairment test of its long-lived assets and goodwill should be performed as of March 1, 2016.

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

The discounted cash flow model used in the Company’s income approach relies on assumptions regarding revenue growth rates, gross profit, projected working capital needs, selling, general and administrative expenses, research and development expenses, business restructuring costs, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of each reporting unit. The discount rate Avaya uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Avaya uses a terminal value approach. Under this approach, Avaya applies an in perpetuity growth assumption and discount factor to determine the terminal value. Avaya incorporates the present value of the resulting terminal value into its estimate of fair value.

The Company forecasted cash flows for each of its reporting units and took into consideration economic conditions and trends, estimated future operating results, Avaya’s view of growth rates and anticipated future economic conditions. Revenue growth rates inherent in this forecast were based on input from internal and external market research that compare factors such as growth in global economies, recent industry trends and product evolution. Macroeconomic factors such as changes in economies, technology and product evolutions, industry consolidations and other changes beyond Avaya’s control could have a positive or negative impact on achieving its targets.

Using the revised forecast at March 1, 2016 and the valuation approach described above, the results of step one of the goodwill impairment test indicated that the respective book values of each reporting unit did not exceed their estimated fair values and therefore no impairment existed. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. This hypothetical 10% decrease in the fair value of each reporting unit at March 1, 2016 would not result in an impairment of goodwill for any reporting unit. The Company determined that no events occurred or circumstances changed during the period of March 1, 2016 through March 31, 2016 that would indicate that the fair value of a reporting unit may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
March 31, 2015
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2015 that would indicate that the fair value of a reporting unit may be below its carrying amount.
Intangible Assets
Acquired intangible assets include acquired technology, customer relationships and trademarks and trade-names. Acquired intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to fifteen years.
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events occur or circumstances change which indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives are not amortized but are tested for impairment annually or more frequently if events occur or circumstances change which indicate the asset may be impaired.
The Company’s trademarks and trade names are expected to generate cash flows indefinitely. Consequently, these assets were classified as indefinite-lived intangibles and accordingly are not amortized but reviewed for impairment annually, or sooner under certain circumstances.
March 31, 2016
Prior to the goodwill testing discussed above, the Company tested its intangible assets with indefinite lives and other long-lived assets as of March 1, 2016. The Company performed step one of the impairment test of long-lived assets. The revised undiscounted cash flows for each asset group were in excess of their respective net book values and therefore no impairment was identified. GAAP requires that the fair value of intangible assets with indefinite lives be compared to the carrying value of those assets. In situations where the carrying value exceeds the fair value of the intangible asset, an impairment loss equal to the difference is recognized. The Company estimates the fair value of its indefinite-lived intangible assets using an income approach based on discounted cash flows. The respective book values of the Company’s tradenames and trademarks did not exceed their estimated fair values and therefore no impairment existed. The Company determined that no events occurred or circumstances changed during the period of March 1, 2016 through March 31, 2016 that would indicate that its intangible assets with indefinite lives and other long-lived assets may be impaired. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
March 31, 2015
The Company determined that no events occurred or circumstances changed during the six months ended March 31, 2015 that would indicate that its intangible assets with indefinite lives and other long-lived assets may be impaired.

4.	Supplementary Financial Information
Supplemental Operations Information

	Three months ended March 31,		Six months ended March 31,
In millions	2016	2015	2016	2015
OTHER INCOME (EXPENSE), NET
Interest income	$—	$1	$—	$1
Foreign currency gains (losses), net	3	(1)	9	5
Change in certain tax indemnifications	—	—	—	9
Other, net	(1)	(1)	(3)	(2)
Total other income (expense), net	$2	$(1)	$6	$13
Supplemental Cash Flow Information

	Six months ended March 31,
In millions	2016	2015
NON-CASH INVESTING ACTIVITY
Acquisition of equipment under capital lease	$3	$—

5.	Business Restructuring Reserve and Programs
Fiscal 2016 Restructuring Program
During fiscal 2016, the Company continued to identify opportunities to streamline operations and generate costs savings which included eliminating employee positions. During the six months ended March 31, 2016, the Company recognized restructuring charges of $44 million, net of adjustments to the restructuring programs of prior fiscal years. These charges are primarily for employee separation costs associated with fiscal 2016 employee severance actions in the U.S. and Europe, Middle East and Africa ("EMEA"), for which the related payments are expected to be completed in fiscal 2023. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material.
The following table summarizes the components of the fiscal 2016 restructuring program during the six months ended March 31, 2016:

In millions	Employee Separation Costs	Lease Obligations	Total
Fiscal 2016 restructuring program charges	$43	$—	$43
Cash payments	(10)	—	(10)
Impact of foreign currency fluctuations	1	—	1
Balance as of March 31, 2016	$34	$—	$34
Fiscal 2015 Restructuring Program
During fiscal 2015, the Company identified opportunities to streamline operations and generate costs savings which included eliminating employee positions. Restructuring charges recorded during fiscal 2015 associated with these initiatives, net of adjustments to previous periods, were $62 million. These charges included employee separation costs of $52 million primarily associated with employee severance actions in the U.S. and EMEA for which the related payments are expected to be completed in fiscal 2019. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees.

The following table summarizes the components of the fiscal 2015 restructuring program during the six months ended March 31, 2016:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2015	$31	$2	$33
Cash payments	(13)	—	(13)
Adjustments (1)	(2)	—	(2)
Balance as of March 31, 2016	$16	$2	$18

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
Future rental payments, net of estimated sublease income, related to operating lease obligations for unused space in connection with the closing or consolidation of facilities are expected to continue through fiscal 2022. These remaining obligations are primarily associated with the Frankfurt, Germany facility vacated during fiscal 2014, and facilities vacated in the United Kingdom and the U.S.
The following table aggregates the remaining components of the fiscal 2008 through 2014 restructuring programs during the six months ended March 31, 2016:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2015	$64	$60	$124
Cash payments	(24)	(10)	(34)
Adjustments (1)	—	3	3
Impact of foreign currency fluctuations	—	(1)	(1)
Balance as of March 31, 2016	$40	$52	$92

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

6.	Financing Arrangements
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
At March 31, 2016 and September 30, 2015, the Company had aggregate outstanding borrowings of $48 million and $55 million, in addition to $122 million and $119 million of issued and outstanding letters of credit with aggregate remaining revolver availability of $59 million and $83 million, respectively, under the Domestic ABL.
At March 31, 2016 and September 30, 2015, the Company had aggregate outstanding borrowings of $55 million and $20 million, in addition to $23 million and $22 million of issued and outstanding letters of credit with aggregate remaining revolver availability of $33 million and $101 million, respectively, under the Foreign ABL.
On June 5, 2015, the Company permanently reduced the senior secured multi-currency revolver from $200 million to $18 million and all letters of credit under the Senior Secured Credit Agreement were transferred to the Domestic ABL. At March 31, 2016 and September 30, 2015, the Company had aggregate outstanding borrowings of $0 million and $18 million, respectively, under the senior secured multi-currency revolver.
For the six months ended March 31, 2016 the Company paid $13 million in aggregate quarterly principal payments on the senior secured term loans under the Senior Secured Credit Agreement. In addition, the Company is required to prepay outstanding term loans based on its annual excess cash flow, as defined in the Senior Secured Credit Agreement. No such excess cash payments were required in the current fiscal year, based on the Company's cash flows.
The weighted average contractual interest rate of the Company’s outstanding debt as of March 31, 2016 and September 30, 2015 was 7.3% and 7.3%, respectively. The effective interest rate of each obligation is not materially different than its contractual interest rate.
Principal amounts of long term debt and long term debt net of discounts and issuance costs consisted of the following:

	March 31, 2016		September 30, 2015
In millions	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$—	$—	$18	$18
Variable rate revolving loans under the Domestic ABL due June 4, 2020	48	48	55	55
Variable rate revolving loans under the Foreign ABL due June 4, 2020	55	55	20	20
Variable rate term B-3 loans due October 26, 2017	616	613	616	611
Variable rate term B-4 loans due October 26, 2017	1	1	1	1
Variable rate term B-6 loans due March 31, 2018	537	533	537	532
Variable rate term B-7 loans due May 29, 2020	2,100	2,068	2,112	2,077
7% senior secured notes due April 1, 2019	1,009	1,000	1,009	999
9% senior secured notes due April 1, 2019	290	287	290	286
10.50% senior secured notes due March 1, 2021	1,384	1,369	1,384	1,368
Total debt	$6,040	5,974	$6,042	5,967
Debt maturing within one year		(7)		(7)
Non-current portion of long-term debt		$5,967		$5,960

Annual maturities of the principal amounts of our long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2016	$13
2017	25
2018	1,179
2019	1,324
2020	2,115
2021 and thereafter	1,384
Total	$6,040
Capital Lease Obligations
Included in other liabilities is $67 million and $61 million of capital lease obligations, net of imputed interest as of March 31, 2016 and September 30, 2015, respectively, which includes assets under a sale-leaseback arrangement and an office facility.
On August 20, 2014, the Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. That agreement also included the sale of specified assets owned by the Company which are being leased-back by Avaya and accounted for as a capital lease. Under the terms of the agreement, additional financing is also available to Avaya and its subsidiaries of up to $24 million per year for the sale of equipment used in the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred or is continuing as of the date any such financing is requested. During the six months ended March 31, 2016 and 2015, the Company received proceeds of $14 million and $15 million, respectively, in connection with the sale of equipment used in the performance of services under this agreement. As of March 31, 2016 and September 30, 2015, capital lease obligations associated with this agreement were $53 million and $48 million, respectively.

7.	Foreign Currency Forward Contracts
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
The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $(2) million and $3 million for the three months ended March 31, 2016 and 2015, respectively, and $1 million and $(1) million for the six months ended March 31, 2016 and 2015, respectively.

8.	Fair Value Measures
Pursuant to the accounting guidance for fair value measurements, fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.
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

Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016				September 30, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds and bank time deposits	$159	$159	$—	$—	$20	$20	$—	$—
Other Non-Current Assets:
Investments	$1	$1	$—	$—	$1	$1	$—	$—
Other Current Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—	$1	$—	$1	$—
Money Market Funds and Investments
Money market funds and investments classified as Level 1 assets are priced using quoted market prices for identical assets in active markets that are observable.
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
The estimated fair values of the amounts borrowed under the Company's revolving credit facilities were estimated based on Level 2 inputs using discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. The estimated fair values of all other amounts borrowed under the Company’s financing arrangements at March 31, 2016 and September 30, 2015 were estimated based on Level 2 inputs using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the Company’s debt at March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016		September 30, 2015
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$—	$—	$18	$17
Variable rate revolving loans under the Domestic ABL due June 4, 2020	48	41	55	42
Variable rate revolving loans under the Foreign ABL due June 4, 2020	55	46	20	15
Variable rate term B-3 loans due October 26, 2017	616	503	616	532
Variable rate term B-4 loans due October 26, 2017	1	1	1	1
Variable rate term B-6 loans due March 31, 2018	537	396	537	461
Variable rate term B-7 loans due May 29, 2020	2,100	1,411	2,112	1,666
7% senior secured notes due April 1, 2019	1,009	691	1,009	800
9% senior secured notes due April 1, 2019	290	198	290	242
10.50% senior secured notes due March 1, 2021	1,384	429	1,384	644
Total	$6,040	$3,716	$6,042	$4,420

9.	Income Taxes
The provision for income taxes for the six months ended March 31, 2016 was $9 million as compared to the benefit from income taxes for the six months ended March 31, 2015 of $3 million.
The effective income tax rate for the six months ended March 31, 2016 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, (4) the recognition of a $17 million income tax benefit as a result of net gains in other comprehensive income, and (5) a $9 million charge related to the change in the indefinite reinvestment assertion.
As of September 30, 2015, the Company had a book over tax basis associated with its foreign subsidiaries (i.e. outside basis difference) of $290 million with a deferred tax liability of $46 million with respect to earnings and profits of $106 million. The Company was indefinitely reinvested on the remaining basis difference which related to the stock of foreign subsidiaries attributed to items other than the earnings and profits. During the three months ended March 31, 2016, the Company determined it will no longer indefinitely reinvest the remaining basis difference. As a result of this change, the Company increased income tax expense by $9 million. Additionally, this change increased deferred tax liabilities and decreased the valuation allowance by $71 million.
The effective income tax rate for the six months ended March 31, 2015 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, (4) the recognition of an $11 million income tax benefit as a result of net gains in other comprehensive income, and (5) the recognition of a $6 million income tax benefit related to the correction of prior period valuation allowances on deferred tax assets.
During the three months ended December 31, 2014, the Company recorded a correction to the prior period valuation allowances on deferred tax assets which decreased the provision for income taxes by $6 million. Prior to this adjustment the Company's provision for income taxes was $3 million for the six months ended March 31, 2015. The Company evaluated the correction in relation to the six months ended March 31, 2015, the full year results for fiscal 2015, as well as the periods in which the adjustment originated, and concluded that the adjustment is not material to this period or any prior quarter or year.
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

10.	Benefit Obligations
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
Effective February 12, 2016, the Company and the Communications Workers of America (“CWA”) agreed to extend the 2009 Collective Bargaining Agreement (“CBA”), previously extended to June 13, 2016, until June 14, 2018. Effective April 26, 2016, the Company and the International Brotherhood of Electrical Workers (“IBEW”), agreed to extend the CBA, previously extended to June 13, 2016, until June 14, 2018. The contract extensions do not affect the Company’s obligations for pension and postretirement benefits available to U.S. employees of the Company who are represented by the CWA or IBEW (“represented employees”).
Effective October 1, 2015, the Company changed its estimate of the service and interest cost components of net periodic benefit cost for its U.S. pension and other postretirement benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. pension and postretirement benefit obligations and it was accounted for as a change in accounting estimate, which is being applied prospectively. For fiscal 2016, the change in estimate is expected to reduce U.S. pension and postretirement net periodic benefit plan cost by $30 million to $35 million when compared to the prior estimate.
The components of the pension and postretirement net periodic benefit cost (credit) for the three and six months ended March 31, 2016 and 2015 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
In millions	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost (credit)
Service cost	$1	$1	$2	$1	$1	$1
Interest cost	27	34	4	4	3	5
Expected return on plan assets	(45)	(45)	(1)	—	(3)	(3)
Amortization of unrecognized prior service cost	1	—	—	—	(5)	(3)
Amortization of previously unrecognized net actuarial loss	21	25	1	2	1	1
Net periodic benefit cost (credit)	$5	$15	$6	$7	$(3)	$1

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Six months ended March 31,		Six months ended March 31,		Six months ended March 31,
In millions	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost (credit)
Service cost	$2	$2	$3	$3	$1	$1
Interest cost	55	68	7	8	6	10
Expected return on plan assets	(91)	(89)	(1)	(1)	(5)	(5)
Amortization of unrecognized prior service cost	1	—	—	—	(10)	(6)
Amortization of previously unrecognized net actuarial loss	43	49	3	4	2	2
Net periodic benefit cost (credit)	$10	$30	$12	$14	$(6)	$2
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the six month period ended March 31, 2016, the Company made contributions of $36 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2016 are $52 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the six month period ended March 31, 2016, the Company made payments for these U.S. and non-U.S. pension benefits totaling $3 million and $17 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2016 are $4 million and $7 million, respectively.
During the six months ended March 31, 2016, the Company contributed $16 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 14, 2018. Estimated contributions under the terms of the 2009 agreements, as extended through June 14, 2018, are $18 million for the remainder of fiscal 2016.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the six months ended March 31, 2016, the Company made payments totaling $3 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2016 are $1 million.

11.	Reportable Segments
Avaya conducts its business operations in three segments. Two of those segments, Global Communications Solutions (“GCS”) and Avaya Networking (“Networking”), make up Avaya’s Enterprise Collaboration Solutions (“ECS”) product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services (“AGS”).
The GCS segment develops, markets, and sells unified communications and contact center software and hardware products by integrating multiple forms of communications, including telephony, e-mail, instant messaging and video. The Networking segment’s portfolio of software and hardware products offers integrated networking products which are scalable across customer enterprises. The AGS segment develops, markets and sells comprehensive end-to-end cloud and managed service offerings that allow customers to evaluate, plan, design, implement, monitor, manage and optimize complex enterprise communications networks.
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
Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended March 31,		Six months ended March 31,
In millions	2016	2015	2016	2015
REVENUE
Global Communications Solutions	$379	$440	$793	$921
Avaya Networking	45	47	95	115
Enterprise Collaboration Solutions	424	487	888	1,036
Avaya Global Services	480	508	974	1,038
	$904	$995	$1,862	$2,074
GROSS PROFIT
Global Communications Solutions	$253	$289	$536	$603
Avaya Networking	16	16	32	48
Enterprise Collaboration Solutions	269	305	568	651
Avaya Global Services	278	294	566	596
Unallocated Amounts (1)	(6)	(7)	(14)	(17)
	541	592	1,120	1,230
OPERATING EXPENSES
Selling, general and administrative	377	356	710	730
Research and development	70	86	145	174
Amortization of intangible assets	56	57	113	114
Restructuring charges, net	21	10	44	25
	524	509	1,012	1,043
OPERATING INCOME	17	83	108	187
INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET	(115)	(111)	(229)	(209)
LOSS BEFORE INCOME TAXES	$(98)	$(28)	$(121)	$(22)

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

12.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2016 and 2015 are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2015	$(1,368)	$(15)	$(1)	$(1,384)
Other comprehensive income before reclassifications	—	(14)	—	(14)
Amounts reclassified to earnings	29	—	—	29
Provision for income taxes	(11)	(6)	—	(17)
Balance as of March 31, 2016	$(1,350)	$(35)	$(1)	$(1,386)

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2014	$(1,150)	$(49)	$(1)	$(1,200)
Other comprehensive income before reclassifications	—	76	—	76
Amounts reclassified to earnings	35	—	—	35
Provision for income taxes	(11)	—	—	(11)
Balance as of March 31, 2015	$(1,126)	$27	$(1)	$(1,100)
The amounts reclassified out of accumulated other comprehensive loss into the Consolidated Statements of Operations prior to the impact of income taxes, with line item locations, during the three and six months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,		Six months ended March 31,
In millions	2016	2015	2016	2015	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$3	$4	$7	$9	Costs - Products
	3	4	7	9	Costs - Services
	7	7	13	14	Selling, general and administrative
	1	2	2	3	Research and development
Total amounts reclassified to operations	$14	$17	$29	$35

13.	Commitments and Contingencies
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
During the three months ended March 31, 2016, the Company recognized $51 million of settlement costs and legal fees in connection with the resolution of certain legal matters.

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
On November 10, 2014, TLI/Continuant made an initial application for attorney's fees, expenses and costs, which the Company is contesting. TLI/Continuant’s current application for attorneys’ fees, expenses and costs is approximately $71 million and represents activity through February 28, 2015. The Company expects that TLI/Continuant will make a supplemental application for activity beyond February 28, 2015 at some point in the future. Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney’s fees, expenses and costs, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. As an interim matter, on February 22, 2016, the Company posted a bond in the amount of $8 million in connection with the pending attorneys' fees application.
The Company continues to believe that TLI/Continuant's claims are without merit and unsupported by the facts and law, and the Company continues to defend this matter, including through its appeal to the United States Court of Appeals for the Third Circuit. The Company filed its initial appellate brief with the Third Circuit on June 12, 2015 and oral argument took place before the Third Circuit on January 19, 2016. The Company is now awaiting a decision. No loss reserve has been provided for this matter.
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
In late 2014, SNMP-RI also brought two separate complaints against several of Avaya’s resellers or distributors, alleging essentially the same facts as in the matters described above; these two cases are now stayed following motions filed by Avaya.
On May 4, 2016, the parties entered into a settlement agreement resolving these lawsuits.
Other
In October 2009, a group of former employees of Avaya’s former Shreveport, Louisiana manufacturing facility brought suit in Louisiana state court, naming as defendants Alcatel-Lucent USA, Inc., Lucent Technologies Services Company, Inc., and AT&T Technologies, Inc. The former employees allege hearing loss due to hazardous noise exposure from the facility dating back over forty years, and stipulate that the total amount of each individual’s damages does not exceed fifty thousand dollars. In February 2010 plaintiffs amended their complaint to add the Company as a named defendant. There are 101 plaintiffs in the case.  In light of the Louisiana Supreme Court’s holding in another hearing loss case (“Graphic Packaging”), in which the Court held that noise induced hearing loss qualifies as an occupational injury or disease subject to Workers’ Compensation claims, in October 2015, Avaya filed dispositive motions seeking dismissal of this matter. In January 2016, the Court granted the Company’s motion to dismiss except as to one unrepresented plaintiff whose claim was dismissed on May 9, 2016. All claims are now dismissed.
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

In millions
Balance as of October 1, 2015	$9
Reductions for payments and costs to satisfy claims	(5)
Accruals for warranties issued during the period	4
Balance as of March 31, 2016	$8
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of March 31, 2016, the Company had $145 million of outstanding letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $122 million and $23 million of letters of credit issued under the Domestic ABL and Foreign ABL, respectively.

Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $78 million of the Company's letters of credit and include the $70 million of supersedeas bonds filed with the Court in the TLI/Continuant matter discussed above. If the Company fails to perform under its obligations, the maximum potential payment under all of these surety bonds was $85 million as of March 31, 2016.
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
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $21 million in awards were outstanding as of March 31, 2016. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of March 31, 2016, no compensation expense associated with the LTIP has been recognized.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 6, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of March 31, 2016, no amounts have been accrued pursuant to this indemnity.
Transactions with Nokia
Pursuant to the Contribution and Distribution Agreement effective October 1, 2000, Lucent Technologies, Inc. (now Nokia) contributed to the Company substantially all of the assets, liabilities and operations associated with its enterprise networking businesses (the “Company’s Businesses”) and distributed the Company’s stock pro-rata to the shareholders of Lucent (“distribution”). The Contribution and Distribution Agreement, among other things, provides that, in general, the Company will indemnify Nokia for all liabilities including certain pre-distribution tax obligations of Nokia relating to the Company’s Businesses and all contingent liabilities primarily relating to the Company’s Businesses or otherwise assigned to the Company. In addition, the Contribution and Distribution Agreement provides that certain contingent liabilities not allocated to one of the parties will be shared by Nokia and the Company in prescribed percentages. The Contribution and Distribution Agreement also provides that each party will share specified portions of contingent liabilities based upon agreed percentages related to the business of the other party that exceed $50 million. The Company is unable to determine the maximum potential amount of other future payments, if any, that it could be required to make under this agreement.
In addition, in connection with the distribution, the Company and Lucent entered into a Tax Sharing Agreement that governs Nokia’s and the Company’s respective rights, responsibilities and obligations after the distribution with respect to taxes for the periods ending on or before the distribution. Generally, pre-distribution taxes or benefits that are clearly attributable to the business of one party will be borne solely by that party, and other pre-distribution taxes or benefits will be shared by the parties based on a formula set forth in the Tax Sharing Agreement. The Company may be subject to additional taxes or benefits pursuant to the Tax Sharing Agreement related to future settlements of audits by state and local and foreign taxing authorities for the periods prior to the Company’s separation from Nokia.

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
Our accompanying unaudited interim Consolidated Financial Statements as of March 31, 2016 and for the six months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2015, which were included in our Annual Report on Form 10-K filed with the SEC on November 23, 2015. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
Overview
We are a leading provider of contact center, unified communications and networking products and services designed to help enterprise, midmarket, and small businesses increase workforce productivity, customer engagement, net promoter score, and customer lifetime value, with the ultimate objective of higher revenue and profitability for our customers.
Our products and services portfolio spans software, hardware, professional and support services, and cloud services. These fall under three reporting segments:
•Global Communications Solutions ("GCS") encompass all of our real-time collaboration, contact center and unified communications software and hardware. Unified communications integrates real-time communication services including telephony, e-mail, instant messaging and video. Examples in GCS include audio and video conferencing and collaboration systems; mobile video software, software that runs contact center operations such as multimedia contact routing; software that enables mobile access to the company network for employees; and hardware such as phones, gateways, and servers. We enable these unified communication and real-time collaboration tools to also be embedded inside the applications businesses use every day to keep employees and customers connected, productive and effective. This reporting segment also includes a software development platform, which allows our customers and third parties to adapt our technology by creating custom applications, automated workflows, and engagement environments for their unique needs and allows them to integrate Avaya’s capabilities into their existing infrastructure. GCS also includes cloud-supporting software and hardware products, which make it possible to use all of our contact center and unified communications products via the Cloud.
•Avaya Networking ("Networking") includes our advanced fabric networking technology which offers a unique end-to-end virtualized architecture designed to be simple to deploy, agile and resilient. This reporting segment also includes software and hardware products such as Ethernet switches, wireless networking, access control, and unified management and orchestration solutions, which provides network and device management.
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
As businesses increasingly seek to improve customer experience through the quality and efficiency of contact center and unified communications, they are confronted with several industry trends presenting emerging and varied challenges. We believe the most forceful among these trends are:

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
We aim to be the leader in our industry by addressing the customer needs and priorities resulting from recent trends and emerging challenges. We have invested in open, mobile enterprise communication and collaboration platforms and are well poised to serve a broad range of needs, from servicing old phone systems to deploying leading edge call center technology via the cloud. While we remain committed to our legacy capabilities and the customers who rely on them, in the past several years we have also responded to the emerging landscape by evolving our market and product approach in three important ways.

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
Customer Engagement Solutions
Our Customer Engagement Solutions are designed to facilitate long-lasting and successful relationships between companies and their customers. Our solutions enable our customers to deliver a consistent experience to their customers across multiple physical and digital channels. The objective is to increase customer lifetime value, revenue, and profitability for our customers - even as they evolve to integrate more communications channels and mobile devices into their customer service strategies. These solutions are predominately made up of our contact center software and hardware products and services, and supported by our networking technology and development environment. Some of the benefits of Avaya Customer Engagement Solutions include:

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

Team Engagement Solutions
Avaya Team Engagement Solutions are designed to offer businesses the simplicity of a single, open, mobile, and scalable solution to address workforce communication and collaboration needs, including via mobile devices. These solutions are made up predominately of our real-time collaboration and unified communications software and hardware products and services, and supported by our networking technology and development environment. Some of the benefits of Avaya Team Engagement Solutions include:

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

Examples of GCS products that may be part of a Customer or Team Engagement solution include, but are not limited to:
Avaya Aura Communicator: A single unified communications client portfolio for mobile and desktop users. Avaya Communicator extends rich messaging, audio, web and video capabilities to the mobile enterprise.  Support for all types of devices and user profiles lets companies build a virtual culture among dispersed employees, partners and customers.

Avaya Aura Conferencing: A combination of hardware and software that provides simple access to multi-media collaboration. In the same application users can use voice, video, chat, and web conferencing. Based on the Avaya Aura architecture, Avaya Aura Conferencing is distributed and scalable to thousands of users. Its modular conception allows the system to be dimensioned appropriately in terms of video or web content servers or voice communications manager. The complementary Avaya Video Conferencing infrastructure includes Avaya Scopia Elite Multipoint Conferencing Units ("MCUs"). These are reliable and highly scalable multi-party video conferencing platforms for enterprise and service provider environments. They offer advanced and easy-to-use multi-party infrastructure for video conferencing and are at the core of a high definition deployment. In addition, the infrastructure includes gateways for Microsoft Skype for Business and Session Initiation Protocol ("SIP") provide connectivity and interoperability with unified communications products to standards-based video conferencing systems and infrastructure.
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
Avaya Experience Portal: Experience Portal serves as the orchestration point to manage all automated services on a single platform including inbound and outbound speech, video, email, or SMS self-service applications. This employs dynamic, real-time service treatments and automates outbound services with Intelligent Customer Routing and Proactive Outreach Manager. It also provides callback during periods of peak call volume when estimated wait time is at its highest with the Callback Assist application.
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
Avaya Endpoints: Avaya’s range of desk phones and portable technologies include IP and digital desk phones, digital enhanced cordless telecommunications ("DECT") handsets, wireless phones, docking stations for bring-your-own-device ("BYOD"), and conference room phones. Avaya phones offer capabilities including touch screen and applications such as integration to corporate calendar, directory and presence, enhanced audio quality for a “you-are-there” experience, customization and soft keys, and multiple lines appearances.
Avaya Breeze: Avaya Breeze is a software platform that simplifies embedding robust communications and collaboration capabilities into business applications, such as CRM or Enterprise Resources Planning ("ERP"). This platform delivers proven Avaya communications capabilities in an easy-to-use development environment which can automate workflows of nearly any business process. Avaya Breeze allows customers, third parties, and Avaya to create customized engagement applications and environments to meet unique needs. Customers and third parties can integrate business applications with unified communications technology and contact center capabilities including voice, short message service ("SMS") and email.

Zang: Zang is a wholly owned subsidiary of Avaya which provides a 100 percent cloud-based, all-in-one, communication and applications-as-a-service platform. It integrates technology developed by Avaya and technology acquired from third parties for rapid app development, which allows quick and easy creation of multi-level and rich communication experiences.
Networking Solutions
Avaya Networking delivers solutions that enable organizations to reap the benefits of simplicity and high availability, and maximizes their investments in virtualization. These solutions support the deployment of software-defined applications in a controlled manner, where and when business cases drive demand. The Avaya SDN Fx™ Architecture demonstrates Avaya’s continued focus on open source end standards, delivering extensible solutions that enable businesses to achieve more. Avaya can help organizations automate and integrate multiple technologies, thereby delivering a more agile and responsive networking environment.
Our network virtualization solution - Fabric Connect - has been developed from standardized technologies, is built with open interfaces, and seamlessly integrates with open source customization tools. In addition, it is crucial that networking functions are automated using a single network-wide protocol that forms a single virtual control layer.
The Avaya Networking portfolio includes a comprehensive range of software and hardware products that are specifically designed to address the real-world requirements of mainstream organizations:

•
Software-Defined Networking: helps companies create the agile networks required by today’s dynamic applications, and deliver the benefits of network simplicity, reliability, and virtualization. The Avaya SDN Fx Architecture delivers “connect anything, anywhere” simplicity, shaving weeks off time-to-service, enabling allowing devices and users at the network edge to be easily connected and configured;

•
Ethernet Switches: offers a broad range of products that can be deployed individually or in combinations to deliver a Fabric foundation, ranging from entry-level Branch Office, to high-performance Wiring Closet and Data Center aggregation, through to network Core applications;

•
Wireless Access: a broad range of indoor and outdoor access points that deliver wired-like performance and predictability - essential for a high quality experience - but also support application-level visibility and control to ensure business critical applications come first, and seamlessly extends access to the Fabric, featuring automatic attachment and configuration that simplifies implementation and maintenance;

•	Access Control: enforces role- and policy-based access control to the Fabric network;

•	Unified Management and Orchestration: provides integrated tools for network-wide management and orchestration of both Fabric and conventional network topologies; and

•
Pod Fx: The Avaya Pod Fx is a full stack solution - with everything needed to run virtualized communications in the Data Center (including compute, storage, networking, applications, etc.) - all delivered in a pre-integrated, Avaya qualified solution. Pod Fx combines best in breed technology from Avaya, VMware, EMC and HP to deliver a turnkey, fully virtualized deployment option for Avaya’s team and customer engagement applications.

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

Avaya Client Services ("ACS")
ACS is a market-leading organization offering support, management and optimization of enterprise communications networks to help customers mitigate risk, reduce TCO, and optimize product performance. ACS is supported by patented design and management tools, and by network operations and technical support centers around the world. The contracts for these services range from one to multiple- years, with three year terms being the most common. Custom or complex services contracts are typically five years in length. The portfolio of ACS services includes:

•
Global Support Services ("GSS"): Provides a comprehensive suite of support options both directly and through partners to proactively prevent problems, rapidly resolve issues and continuously improve solutions and uptime. Support offers and capabilities include:

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
All new support solutions are published to the web by our engineers, generally within 30 minutes of finding a resolution, adding value for customers by providing known solutions for potential issues rapidly. Most of our customers also benefit from Avaya EXPERT SystemsSM, which notifies Avaya within 90 seconds of receiving an alarm generated from an Avaya platform and begins immediate problem diagnosis and resolution to improve system reliability and uptime.

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
APCS can take one of two forms offered by Avaya:

•	Avaya Private Cloud Service, a private cloud model for individual customers; or

•	Avaya Powered Cloud Solutions, a model that supports public and private cloud solutions offered by service providers and system integrators.
We sometimes refer to the foregoing products and services as “flagship,” “legacy,” and “core” as follows:

•
Flagship includes products and services which reflect the expertise and innovation in some of the newest enhancements to our product portfolio. We believe these products and services offer the highest potential to contribute to revenue growth. The Flagship category includes Avaya Aura, IP Office, contact center, ethernet/fabric switching, Video, Wireless LAN, SBC, Avaya professional services, Avaya Cloud and Avaya managed services.

•
Core includes products and services which are foundational components of our technology solutions. The Core category includes core contact center, certain phone models, gateways, servers, and other maintenance support services.

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
Unique End User Experiences
Avaya Communicator software leverages the Avaya Aura technology and allows users to perform all unified communications and conferencing functions, via voice, video and text. In addition, users can access Microsoft Exchange services, such as e-mail, contacts and calendar and exchange instant message and presence information with Microsoft Skype for Business users (i.e., Microsoft Communicator clients).
Avaya Breeze is software that abstracts the core Avaya Aura system and allows developers with common web and JAVA programming skills to develop innovative applications that embed communications. For example a customer escalation registered in an insurance claims application could leverage Avaya Breeze to initiate a workflow that would automatically find and join the customer, the claims adjuster and claims manager via email or SMS and bring them into a video conferencing session. This ability to invoke and combine communications functions allows our customers to generate more business value from their Avaya products.
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
See Note 6, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements and “Management's Discussion and Analysis - Liquidity and Capital Resources: Credit Facilities” for further details.

Principal amounts of long term debt and long term debt net of discounts and issuance costs as of March 31, 2016 consisted of the following:

In millions	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$—	$—
Variable rate revolving loans under the Domestic ABL due June 4, 2020	48	48
Variable rate revolving loans under the Foreign ABL due June 4, 2020	55	55
Variable rate term B-3 loans due October 26, 2017	616	613
Variable rate term B-4 loans due October 26, 2017	1	1
Variable rate term B-6 loans due March 31, 2018	537	533
Variable rate term B-7 loans due May 29, 2020	2,100	2,068
7% senior secured notes due April 1, 2019	1,009	1,000
9% senior secured notes due April 1, 2019	290	287
10.50% senior secured notes due March 1, 2021	1,384	1,369
Total debt	$6,040	5,974
Debt maturing within one year		(7)
Non-current portion of long-term debt		$5,967
The weighted average contractual interest rate of the Company's outstanding debt as of March 31, 2016 and September 30, 2015 was 7.3% and 7.3%, respectively.
The table below sets forth the annual maturities of the principal amounts of our long term debt as of March 31, 2016 for the next five years ending September 30th and thereafter:

In millions
Remainder of fiscal 2016	$13
2017	25
2018	1,179
2019	1,324
2020	2,115
2021 and thereafter	1,384
Total	$6,040
Financial Results Summary
Our revenue for the six months ended March 31, 2016 and 2015 was $1,862 million and $2,074 million, respectively, a decrease of $212 million or 10%. Revenues were affected by declines in sales of our core and legacy product lines particularly gateways, servers, endpoints, and the Nortel and Tenovis lines, the unfavorable impact of foreign currencies, and decreases in flagship product lines such as ethernet switches and our IP office and Aura products. The declines in our product sales contributed to declines in associated maintenance services and professional services revenues. These declines were partially offset by revenue growth in our contact center and APCS offerings. We believe macroeconomic factors and uncertainties impacted and will continue to impact our customers’ buying decisions in the foreseeable future as we saw ongoing procurement slowdowns.
We continue to transform Avaya into a software and service-led organization and focus our go-to-market efforts to drive growth in our flagship products and related services such as Aura, APCS, networking, contact center and IP Office.
As a result of a growing market trend around cloud consumption preferences more customers are exploring operational expense, or OpEx models, rather than capital expenditure, or CapEx models, for procuring technology. The shift to OpEx models enables customers to manage costs and efficiencies, by paying a subscription fee for business collaboration and communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a managed services or cloud provider. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposal based on OpEx models. This trend has driven an increase in the proportion of total company revenues attributable to software and services. As the trend towards the OpEx procurement model continues, we have focused our go-to-market strategy on our APCS and flagship product offerings. Since the beginning of fiscal 2014, as part of our go-to-market strategy we have made leadership changes, increased our front-line resources, conducted training, and are now focused on the systems and the accountability required to speed up the rate of execution. As of March 31, 2016, we anticipate the total future revenues for APCS contracts to be approximately $900 million. The values for these contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a longer period of time, typically three to seven years.
The Company has maintained its focus on profitability levels and investing in future results and has continued to implement cost savings programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and expenses associated with various acquisitions. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. During fiscal 2015, the Company incurred restructuring charges of $62 million, the full benefits of which we have yet to realize in our operating results. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for the six months ended March 31, 2016 and 2015 was $108 million and $187 million, respectively, a decrease of $79 million. The decrease in operating income reflects the decrease in revenues as discussed above and was offset by the continued benefit from our cost savings initiatives. In addition, our operating results for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015 reflect, among other things:

•	improvement in gross margin to 60.2% for the six months ended March 31, 2016 as compared to 59.3% for the six months ended March 31, 2015;

•
lower pension and postretirement expense as a result of the Company changing its estimates of the service and interest components of net periodic benefit costs associated with its U.S. pension and postretirement plans effective October 1, 2015;

•	increase in restructuring charges as the Company initiated greater cost cutting actions during the six months ended March 31, 2016, particularly in Europe;

•	during the three months ended March 31, 2016, the Company recognized $51 million of settlement costs and legal fees in connection with the resolution of certain legal matters; and

•	a favorable impact of foreign currency on our operating expenses.
Operating income includes non-cash depreciation and amortization of $184 million and $186 million and share-based compensation of $8 million and $11 million for the six months ended March 31, 2016 and 2015, respectively.
Net loss for the six months ended March 31, 2016 and 2015 was $130 million and $19 million, respectively. The decrease was primarily attributable to the decrease in our operating income as described above, and greater interest expense as a result of the fiscal 2015 refinancing transactions.

Results From Operations
Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015
Revenue
Our revenue for the three months ended March 31, 2016 and 2015 was $904 million and $995 million, respectively, a decrease of $91 million or 9%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended March 31,
	2016	2015	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
GCS	$379	$440	42%	44%	(14)%	(13)%
Networking	45	47	5%	5%	(4)%	0%
Total ECS product revenue	424	487	47%	49%	(13)%	(11)%
AGS	480	508	53%	51%	(6)%	(4)%
Total revenue	$904	$995	100%	100%	(9)%	(8)%
GCS revenue for the three months ended March 31, 2016 and 2015 was $379 million and $440 million, respectively, a decrease of $61 million or 14%. The decrease in GCS revenue was primarily attributable to lower demand for endpoints, the Nortel and Tenovis legacy products, gateways, servers, our Aura and IP Office products and the unfavorable impact of foreign currency. The decrease in GCS revenue was partially offset by higher revenue from our contact center products.
Networking revenue for the three months ended March 31, 2016 and 2015 was $45 million and $47 million, respectively, a decrease of $2 million or 4%. The decrease in Networking revenue was primarily attributable to the unfavorable impact of foreign currency.
AGS revenue for the three months ended March 31, 2016 and 2015 was $480 million and $508 million, respectively, a decrease of $28 million or 6%. The decrease in AGS revenue was primarily due to lower maintenance services revenues as a result of the lower product sales discussed above, the unfavorable impact of foreign currency, and lower professional services revenue. These decreases in AGS revenue were partially offset by higher revenue from APCS. As previously discussed, revenues associated with APCS contracts are recognized over a longer period of time, typically three to seven years.
The following table sets forth a comparison of revenue by location:

	Three months ended March 31,
	2016	2015	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
U.S.	$505	$531	56%	53%	(5)%	(5)%
International:
EMEA	218	266	24%	27%	(18)%	(17)%
APAC - Asia Pacific	104	104	11%	11%	—%	1%
Americas International - Canada and Latin America	77	94	9%	9%	(18)%	(8)%
Total International	399	464	44%	47%	(14)%	(11)%
Total revenue	$904	$995	100%	100%	(9)%	(8)%
Revenue in the U.S. for the three months ended March 31, 2016 and 2015 was $505 million and $531 million, respectively, a decrease of $26 million or 5%. The decrease in U.S. revenue was primarily attributable to lower sales of endpoints, gateways, and the Nortel and Tenovis legacy products and associated maintenance services and professional services revenues. The decrease in U.S. revenue was partially offset by higher sales of contact center and networking products and higher revenues associated with APCS. Revenue in EMEA for the three months ended March 31, 2016 and 2015 was $218 million and $266 million, respectively, a decrease of $48 million or 18%. The decrease in EMEA revenue was primarily attributable to lower products sales and associated maintenance services, lower professional services revenues, and the unfavorable impact of foreign currency. Revenue in APAC for the three months ended March 31, 2016 and 2015 was $104 million and $104 million, respectively. APAC revenue was affected by higher revenue from APCS partially offset by lower sales of networking products and the unfavorable impact of foreign currency. Revenue in Americas International was $77 million and $94 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $17 million or 18%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower sales of endpoints.
We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended March 31,
	2016	2015	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
Direct	$120	$130	28%	27%	(8)%	(6)%
Indirect	304	357	72%	73%	(15)%	(14)%
Total ECS product revenue	$424	$487	100%	100%	(13)%	(11)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended March 31,
	Gross Profit		Gross Margin		Change
In millions	2016	2015	2016	2015	Amount	Pct.
GCS	$253	$289	66.8%	65.7%	$(36)	(12)%
Networking	16	16	35.6%	34.0%	—	—%
ECS	269	305	63.4%	62.6%	(36)	(12)%
AGS	278	294	57.9%	57.9%	(16)	(5)%
Unallocated amounts	(6)	(7)	(1)	(1)	1	(1)
Total	$541	$592	59.8%	59.5%	$(51)	(9)%

(1)	Not meaningful
Gross profit for the three months ended March 31, 2016 and 2015 was $541 million and $592 million, respectively, a decrease of $51 million or 9%. The decrease was primarily attributable to the decrease in sales volume, unfavorable pricing, particularly in Europe, and the unfavorable impact of foreign currency. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives and lower pension and postretirement expense. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. Effective October 1, 2015 the Company changed its estimates of the service and interest components of net periodic benefit costs associated with our U.S. pension and postretirement plans which lowered pension and postretirement expense. See Note 10, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details. Gross margin increased to 59.8% for the three months ended March 31, 2016 from 59.5% for the three months ended March 31, 2015 primarily as a result of our gross margin improvement initiatives, lower pension and postretirement expense, and higher software sales as a percentage of revenues, which have higher margins.
GCS gross profit for the three months ended March 31, 2016 and 2015 was $253 million and $289 million, respectively, a decrease of $36 million or 12%. The decrease in GCS gross profit was primarily attributable to lower sales volume, the unfavorable impact of foreign currency, and unfavorable pricing, particularly in Europe. These decreases were partially offset by the success of our gross margin improvement initiatives and lower pension and postretirement expense as discussed above. GCS gross margin increased to 66.8% for the three months ended March 31, 2016 from 65.7% for the three months ended March 31, 2015 primarily as a result of our gross margin improvement initiatives and lower pension and postretirement expense,
Networking gross profit for the three months ended March 31, 2016 and 2015 was $16 million and $16 million, respectively. Networking gross margin increased to 35.6% for the three months ended March 31, 2016 from 34.0% for the three months ended March 31, 2015. Networking gross margin increased primarily as a result of our gross margin improvement initiatives.
AGS gross profit for the three months ended March 31, 2016 and 2015 was $278 million and $294 million, respectively, a decrease of $16 million or 5%. The decrease in AGS gross profit was primarily due to lower revenue and the unfavorable impact of foreign currency. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives and lower pension and postretirement expense as discussed above. Our gross margin improvement initiatives have enabled us to reduce the workforce and relocate positions to lower-cost geographies. AGS gross margin was 57.9% for the three months ended March 31, 2016 compared to 57.9% for the three months ended March 31, 2015.
Unallocated amounts for the three months ended March 31, 2016 and 2015 included the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth a comparison of operating expenses:

	Three months ended March 31,
	2016	2015	Percentage of Revenue		Change
In millions			2016	2015	Amount	Pct.
Selling, general and administrative	$377	$356	41.7%	35.8%	$21	6%
Research and development	70	86	7.7%	8.6%	(16)	(19)%
Amortization of intangible assets	56	57	6.2%	5.7%	(1)	(2)%
Restructuring charges, net	21	10	2.3%	1.0%	11	110%
Total operating expenses	$524	$509	57.9%	51.1%	$15	3%
Selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 were $377 million and $356 million, respectively, an increase of $21 million. The increase was primarily attributable to the resolution of certain legal matters as discussed above, advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure, and third-party sales transformation costs incurred during the current period. The increase was partially offset by the favorable impact of foreign currency, lower selling expenses, lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods, and lower pension and postretirement expenses as discussed above. Our cost savings initiatives include reductions to the workforce, exiting and consolidating facilities, and relocating positions to lower-cost geographies.
Research and development expenses for the three months ended March 31, 2016 and 2015 were $70 million and $86 million, respectively, a decrease of $16 million. The decrease was primarily due to lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods and the favorable impact of foreign currency.
Amortization of acquired intangible assets for the three months ended March 31, 2016 and 2015 was $56 million and $57 million, respectively.
Restructuring charges, net, for the three months ended March 31, 2016 and 2015 were $21 million and $10 million, respectively, an increase of $11 million. The Company continued to identify opportunities to streamline its operations and generate cost savings. Restructuring charges recorded during the three months ended March 31, 2016 included employee separation costs of $19 million primarily associated with employee severance actions in EMEA, the U.S. and Canada, and lease obligations of $2 million. Restructuring charges recorded during the three months ended March 31, 2015 included employee separation costs of $7 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $3 million. Employee separation charges included, but were not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
Operating income for the three months ended March 31, 2016 and 2015 was $17 million and $83 million, respectively.
Operating income for the three months ended March 31, 2016 and 2015 included non-cash expenses for depreciation and amortization of $91 million and $92 million and share-based compensation of $4 million and $4 million, respectively.
Interest Expense
Interest expense for the three months ended March 31, 2016 and 2015 was $117 million and $110 million, respectively. Interest expense included non-cash interest expense of $5 million and $6 million, respectively. Non-cash interest expense for each period included amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended March 31, 2016 and 2015, was $112 million and $104 million, respectively, an increase of $8 million. The increase in cash interest expense was the result of certain debt refinancing transactions that occurred during fiscal 2015. See Note 6, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2016 and 2015 was $2 million and $(1) million, respectively. Other income, net, for the three months ended March 31, 2016 included $3 million of net foreign currency gains. Other expense, net, for the three months ended March 31, 2015 included net foreign currency losses of $1 million.
(Provision for) Benefit from Income Taxes
The provision for income taxes for the three months ended March 31, 2016 was $5 million as compared to the benefit from income taxes for the three months ended March 31, 2015 of $6 million.
The Company's effective income tax rate for the three months ended March 31, 2016 differed from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, (4) the recognition of a $17 million income tax benefit as a result of net gains in other comprehensive income, and (5) a $9 million charge related to the change in the indefinite reinvestment assertion.
As of September 30, 2015, the Company had a book over tax basis associated with its foreign subsidiaries (i.e. outside basis difference) of $290 million with a deferred tax liability of $46 million with respect to earnings and profits of $106 million. The Company was indefinitely reinvested on the remaining basis difference which related to the stock of foreign subsidiaries attributed to items other than the earnings and profits. During the three months ended March 31, 2016, the Company determined it will no longer indefinitely reinvest this remaining basis difference. As a result of this change, the Company increased income tax expense by $9 million. Additionally, this change increased deferred tax liabilities and decreased the valuation allowance by $71 million.
The Company's effective rate for the three months ended March 31, 2015 differed from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) the recognition of a $10 million income tax benefit as a result of net gains in other comprehensive income.
Six Months Ended March 31, 2016 Compared with Six Months Ended March 31, 2015
Revenue
Our revenue for the six months ended March 31, 2016 and 2015 was $1,862 million and $2,074 million, respectively, a decrease of $212 million or 10%. The following table sets forth a comparison of revenue by portfolio:

	Six months ended March 31,
	2016	2015	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
GCS	$793	$921	43%	44%	(14)%	(12)%
Networking	95	115	5%	6%	(17)%	(15)%
Total ECS product revenue	888	1,036	48%	50%	(14)%	(13)%
AGS	974	1,038	52%	50%	(6)%	(4)%
Total revenue	$1,862	$2,074	100%	100%	(10)%	(8)%
GCS revenue for the six months ended March 31, 2016 and 2015 was $793 million and $921 million, respectively, a decrease of $128 million or 14%. The decrease in GCS revenue was primarily attributable to lower demand for the Nortel and Tenovis legacy products, gateways, endpoints, servers, our IP Office and Aura products and the unfavorable impact of foreign currency. The decrease in GCS revenue was partially offset by higher revenues associated with our contact center products.
Networking revenue for the six months ended March 31, 2016 and 2015 was $95 million and $115 million, respectively, a decrease of $20 million or 17%. The decrease in Networking revenue was primarily attributable to lower sales of ethernet switches, higher revenues in fiscal 2015 associated with new product releases, and the unfavorable impact of foreign currency.
AGS revenue for the six months ended March 31, 2016 and 2015 was $974 million and $1,038 million, respectively, a decrease of $64 million or 6%. The decrease in AGS revenue was primarily due to lower maintenance services revenues as a result of the lower product sales discussed above, the unfavorable impact of foreign currency, and lower professional services revenue. These decreases in AGS revenue were partially offset by higher revenue from APCS. As previously discussed, revenues associated with APCS contracts are recognized over a longer period of time, typically three to seven years.
The following table sets forth a comparison of revenue by location:

	Six months ended March 31,
	2016	2015	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
U.S.	$1,033	$1,103	55%	53%	(6)%	(6)%
International:
EMEA	457	567	25%	27%	(19)%	(16)%
APAC - Asia Pacific	210	205	11%	10%	2%	5%
Americas International - Canada and Latin America	162	199	9%	10%	(19)%	(8)%
Total International	829	971	45%	47%	(15)%	(10)%
Total revenue	$1,862	$2,074	100%	100%	(10)%	(8)%
Revenue in the U.S. for the six months ended March 31, 2016 and 2015 was $1,033 million and $1,103 million, respectively, a decrease of $70 million or 6%. The decrease in U.S. revenue was primarily attributable to lower sales of maintenance services, endpoints, Aura products, Nortel and Tenovis legacy products, and professional services revenues. The decrease in U.S. revenue was partially offset by higher sales of our contact center and networking products. Revenue in EMEA for the six months ended March 31, 2016 and 2015 was $457 million and $567 million, respectively, a decrease of $110 million or 19%. The decrease in EMEA revenue was primarily attributable to lower demand and unfavorable pricing for our products and associated maintenance services, lower professional services and the unfavorable impact of foreign currency. Revenue in APAC for the six months ended March 31, 2016 and 2015 was $210 million and $205 million, respectively, an increase of $5 million or 2%. The increase in APAC revenue was primarily attributable to higher revenue from APCS. The increase in APAC revenues was partially offset by the unfavorable impact of foreign currency and lower sales of networking products. Revenue in Americas International was $162 million and $199 million for the six months ended March 31, 2016 and 2015, respectively, a decrease of $37 million or 19%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower sales of endpoints.
We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Six months ended March 31,
	2016	2015	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
Direct	$238	$263	27%	25%	(10)%	(7)%
Indirect	650	773	73%	75%	(16)%	(15)%
Total ECS product revenue	$888	$1,036	100%	100%	(14)%	(13)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Six months ended March 31,
	Gross Profit		Gross Margin		Change
In millions	2016	2015	2016	2015	Amount	Pct.
GCS	$536	$603	67.6%	65.5%	$(67)	(11)%
Networking	32	48	33.7%	41.7%	(16)	(33)%
ECS	568	651	64.0%	62.8%	(83)	(13)%
AGS	566	596	58.1%	57.4%	(30)	(5)%
Unallocated amounts	(14)	(17)	(1)	(1)	3	(1)
Total	$1,120	$1,230	60.2%	59.3%	$(110)	(9)%

(1)	Not meaningful
Gross profit for the six months ended March 31, 2016 and 2015 was $1,120 million and $1,230 million, respectively, a decrease of $110 million or 9%. The decrease was primarily attributable to the decrease in sales volume, unfavorable pricing, particularly in Europe, and the unfavorable impact of foreign currency. These decreases in gross profit were partially offset by the success of our gross margin improvement initiatives and lower pension and postretirement expense. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. Effective October 1, 2015 the Company changed its estimates of the service and interest components of net periodic benefit costs associated with our U.S. pension and postretirement plans which lowered pension and postretirement expense recognized. See Note 10, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details. As a result of our gross margin improvement initiatives, lower pension and postretirement expense, and higher software sales as a percentage of revenues, which have higher margins, gross margin increased to 60.2% for the six months ended March 31, 2016 from 59.3% for the six months ended March 31, 2015.
GCS gross profit for the six months ended March 31, 2016 and 2015 was $536 million and $603 million, respectively, a decrease of $67 million or 11%. The decrease in GCS gross profit was primarily attributable to lower sales volume, the unfavorable impact of foreign currency, and unfavorable pricing, particularly in Europe. These decreases were partially offset by the success of our gross margin improvement initiatives and lower pension and postretirement expense as discussed above. As a result of our gross margin improvement initiatives and lower pension and postretirement expense, GCS gross margin increased to 67.6% for the six months ended March 31, 2016 from 65.5% for the six months ended March 31, 2015.
Networking gross profit for the six months ended March 31, 2016 and 2015 was $32 million and $48 million, a decrease of $16 million or 33%. Networking gross margin for the six months ended March 31, 2016 and 2015 was 33.7% and 41.7%, respectively. The decreases in Networking gross profit and gross margin were primarily attributable to lower sales volume, partially offset by our gross margin improvement initiatives.
AGS gross profit for the six months ended March 31, 2016 and 2015 was $566 million and $596 million, respectively, a decrease of $30 million or 5%. The decrease in AGS gross profit was primarily due to lower services revenue and the unfavorable impact of foreign currency. These decreases in AGS gross profit were partially offset by the continued benefit from our gross margin improvement initiatives and lower pension and postretirement expense as discussed above. Our gross margin improvement initiatives have enabled us to reduce the workforce and relocate positions to lower-cost geographies. As a result of our gross margin improvement initiatives, AGS gross margin increased to 58.1% for the six months ended March 31, 2016 compared to 57.4% for the six months ended March 31, 2015.
Unallocated amounts for the six months ended March 31, 2016 and 2015 included the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts was primarily attributable to lower amortization associated with technology intangible assets acquired in prior periods.

Operating Expenses
The following table sets forth a comparison of operating expenses:

	Six months ended March 31,
	2016	2015	Percentage of Revenue		Change
In millions			2016	2015	Amount	Pct.
Selling, general and administrative	$710	$730	38.1%	35.2%	$(20)	(3)%
Research and development	145	174	7.8%	8.4%	(29)	(17)%
Amortization of intangible assets	113	114	6.1%	5.5%	(1)	(1)%
Restructuring charges, net	44	25	2.4%	1.2%	19	76%
Total operating expenses	$1,012	$1,043	54.4%	50.3%	$(31)	(3)%
Selling, general and administrative expenses for the six months ended March 31, 2016 and 2015 were $710 million and $730 million, respectively, a decrease of $20 million. The decrease was primarily attributable to the favorable impact of foreign currency, lower selling expenses, lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods, and lower pension and postretirement expenses as discussed above. Our cost savings initiatives include reductions to the workforce, exiting and consolidating facilities, and relocating positions to lower-cost geographies. These decreases were partially offset by the resolution of certain legal matters as discussed above, advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure, and third-party sales transformation costs incurred during the current period.
Research and development expenses for the six months ended March 31, 2016 and 2015 were $145 million and $174 million, respectively, a decrease of $29 million. The decrease was primarily due to lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods and the favorable impact of foreign currency.
Amortization of acquired intangible assets for the six months ended March 31, 2016 and 2015 was $113 million and $114 million, respectively.
Restructuring charges, net, for the six months ended March 31, 2016 and 2015 were $44 million and $25 million, respectively, an increase of $19 million. The Company continued to identify opportunities to streamline its operations and generate cost savings. Restructuring charges recorded during the six months ended March 31, 2016 included employee separation costs of $41 million primarily associated with employee severance actions in EMEA and the U.S., and lease obligations of $3 million. Restructuring charges recorded during the six months ended March 31, 2015 included employee separation costs of $19 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $6 million primarily related to facilities in the U.S. Employee separation charges included, but were not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
Operating income for the six months ended March 31, 2016 and 2015 was $108 million and $187 million, respectively.
Operating income for the six months ended March 31, 2016 and 2015 included non-cash expenses for depreciation and amortization of $184 million and $186 million and share-based compensation of $8 million and $11 million, respectively.
Interest Expense
Interest expense for the six months ended March 31, 2016 and 2015 was $235 million and $222 million, respectively. Interest expense included non-cash interest expense of $10 million and $10 million, respectively. Non-cash interest expense for each period included amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the six months ended March 31, 2016 and 2015, was $225 million and $212 million, respectively, an increase of $13 million. The increase in cash interest expense was the result of certain debt refinancing transactions that occurred during fiscal 2015. See Note 6, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Income, Net
Other income, net for the six months ended March 31, 2016 and 2015 was $6 million and $13 million, respectively. Other income, net, for the six months ended March 31, 2016 included $9 million of net foreign currency gains. Other income, net, for the six months ended March 31, 2015 included $5 million of net foreign currency gains and $9 million from the release of a reserve related to a tax indemnification liability.

(Provision for) Benefit from Income Taxes
The provision for income taxes for the six months ended March 31, 2016 was $9 million as compared to the benefit from income taxes for the six months ended March 31, 2015 of $3 million.
The Company's effective income tax rate for the six months ended March 31, 2016 differed from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, (4) the recognition of an $17 million income tax benefit as a result of net gains in other comprehensive income, and (5) a $9 million charge related to the change in the indefinite reinvestment assertion.
As of September 30, 2015, the Company had a book over tax basis associated with its foreign subsidiaries (i.e. outside basis difference) of $290 million with a deferred tax liability of $46 million with respect to earnings and profits of $106 million. The Company was indefinitely reinvested on the remaining basis difference which related to the stock of foreign subsidiaries attributed to items other than the earnings and profits. During the three months ended March 31, 2016, the Company determined it will no longer indefinitely reinvest this remaining basis difference. As a result of this change, the Company increased income tax expense by $9 million. Additionally, this change increased deferred tax liabilities and decreased the valuation allowance by $71 million.
The Company's effective income tax rate for the six months ended March 31, 2015 differed from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions take during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, (4) the recognition of a $11 million income tax benefit as a result of net gains in other comprehensive income, and (5) the recognition of a $6 million income tax benefit related to the correction of prior period valuation allowances on deferred tax assets.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity, and we believe these sources will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business over the next twelve months and have not had a significant impact on our liquidity as of March 31, 2016. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities to enable us to repay our debt, or to fund other liquidity needs.
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

Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the periods indicated:

	Six months ended March 31,
In millions	2016	2015
Net cash (used for) provided by:
Net loss	$(130)	$(19)
Adjustments to net loss for non-cash items	181	184
Changes in operating assets and liabilities	2	(20)
Operating activities	53	145
Investing activities	(50)	(60)
Financing activities	(14)	(46)
Effect of exchange rate changes on cash and cash equivalents	—	(29)
Net (decrease) increase in cash and cash equivalents	(11)	10
Cash and cash equivalents at beginning of period	323	322
Cash and cash equivalents at end of period	$312	$332
Operating Activities
Cash provided by operating activities was $53 million and $145 million for the six months ended March 31, 2016 and 2015, respectively.
Adjustments to reconcile net loss to net cash provided by operations for the six months ended March 31, 2016 and 2015 were $181 million and $184 million, and primarily consisted of depreciation and amortization of $184 million and $186 million, deferred income taxes of $(12) million and $(19) million, unrealized gain on foreign currency exchange of $(10) million and $(5) million, non-cash interest expense of $10 million and $10 million, and share based compensation of $8 million and $11 million, respectively.
During the six months ended March 31, 2016, changes in our operating assets and liabilities resulted in a net increase in cash and cash equivalents of $2 million. The net increase was driven by increases in deferred revenues, collection of accounts receivable and lower inventory. These increases were partially offset by payments associated with our employee incentive programs, the timing of payments to our vendors, and payments associated with business restructuring reserves established in previous periods.
During the six months ended March 31, 2015, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $20 million. The net decrease was driven by payments associated with our employee incentive programs, the timing of payments to our vendors and business restructuring reserves established in previous periods. These decreases were partially offset by increases in deferred revenues and collection of accounts receivable.
Investing Activities
Cash used for investing activities was $50 million and $60 million for the six months ended March 31, 2016 and 2015, and included capital expenditures of $49 million and $67 million and scheduled payments for businesses acquired in the current and prior periods to enhance our technology portfolio of $13 million and $6 million, respectively. During the six months ended March 31, 2016 and 2015, cash used for investing activities was partially offset by $14 million and $15 million in proceeds received in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC ("HP"), respectively. During the six months ended March 31, 2016, cash used for investing activities was also partially offset by $2 million in proceeds from the sale of real estate.
Financing Activities
Cash used for financing activities was $14 million and $46 million for the six months ended March 31, 2016 and 2015, respectively. Cash used for financing activities during the six months ended March 31, 2016 is net of $10 million of borrowings in excess of repayments under our revolving credit facilities. Cash used for financing activities during the six months ended March 31, 2015 included $20 million of repayments in excess of borrowings under our revolving credit facilities. During the six months ended March 31, 2016 and 2015, scheduled debt repayments were $13 million and $19 million, and scheduled repayments in connection with financing the use of equipment for the performance of services under our agreement with HP were $9 million and $5 million, respectively.

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
As of March 31, 2016, the Company was not in default under any of its debt agreements.
See Note 6, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
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
In addition to our working capital requirements, we expect our primary cash requirements for the remainder of fiscal 2016 to be as follows:

•
Debt service—We expect to make payments of $235 million during the remainder of fiscal 2016 in principal and interest associated with long-term debt and interest associated with our three revolving credit facilities, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of repayments we have made or may make under our revolving credit facilities. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facilities to meet business needs.

•
Restructuring payments—We expect to make payments of $65 million to $75 million during the remainder of fiscal 2016 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through March 31, 2016 and additional actions we may take in fiscal 2016 as the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend $50 million to $60 million for capital expenditures during the remainder of fiscal 2016.

•
Benefit obligations—We expect to make payments under our pension and postretirement obligations of $82 million during the remainder of fiscal 2016. These payments include: $52 million to satisfy the minimum statutory funding requirements of our U.S. qualified plans, $4 million of payments under our U.S. benefit plans that are not pre-funded, $7 million under our non-U.S. benefit plans that are predominately not pre-funded, $18 million under our U.S. retiree medical benefit plan that is not pre-funded and $1 million under the agreements for represented retirees to post-retirement health trusts. See discussion in Note 10, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

•
Legal Matters—We expect to make payments of approximately $50 million during the three months ending June 30, 2016 in connection with the resolution and settlement of certain legal matters. See discussion in Note 13, “Commitments and Contingencies" to our unaudited interim Consolidated Financial Statements.

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
The Company expects that a supplemental application will be filed for activity beyond February 28, 2015 at some point in the future. Once required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorneys' fees, expenses and costs, plus interest. The Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. As an interim matter, on February 22, 2016, the Company posted a bond in the amount of $8 million in connection with the pending attorneys' fees application. See Note 13, "Commitments and Contingencies - Antitrust Litigation" to our unaudited interim Consolidated Financial Statements for additional details regarding this litigation matter.
We and our subsidiaries, affiliates, our Parent and/or significant stockholders of our Parent may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. In addition, the Company is required to prepay outstanding term loans based on its annual excess cash flow, as defined in the Senior Secured Credit Agreement. No such excess cash payments were required based on the Company's fiscal 2015, 2014 and 2013 cash flows. The amounts involved may be material.
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
As of March 31, 2016, the Company had $48 million, $55 million and $0 million of outstanding borrowings, issued and outstanding letters of credit of $122 million, $23 million and $0 million and remaining revolver availability of $59 million, $33 million and $18 million under the Domestic ABL, Foreign ABL and Senior Secured Credit Agreement, respectively. Our revolving credit facilities include customary conditions that, if not complied with, could restrict our availability to borrow. See Note 6, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements.
On August 20, 2014, we signed an agreement with HP pursuant to which the Company has outsourced to HP certain delivery services associated with the APCS business. In connection with that agreement, HP acquired specified assets owned by the Company. HP also agreed to make available one or more additional financings to Avaya and its subsidiaries of up to $24 million per year for the sole purpose of financing the use of equipment for the performance of services under the agreement, provided that no material adverse change with respect to the Company has occurred and is continuing as of the date any such financing is requested. During the six months ended March 31, 2016 and 2015 we received proceeds of $14 million and $15 million, respectively, in connection with the financing of equipment for the performance of services under our agreement with HP.
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
As of March 31, 2016 and September 30, 2015, our cash and cash equivalents held outside the U.S. were $125 million and $109 million, respectively. As of March 31, 2016, balances of cash and cash equivalents held outside the U.S. in excess of in-country needs and which could not be distributed to the U.S. without restriction were not material.
If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or an adverse judgment or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue additional equity. In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long-term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.
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
Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $312 million as of March 31, 2016, future cash provided by operating activities and borrowings available under our credit facilities will be sufficient to meet our future cash requirements described above for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Debt Ratings
On February 12, 2016, Moody’s downgraded our corporate family credit rating to Caa1 from B3 and affirmed its negative outlook. On April 8, 2016, Standard & Poor’s lowered its corporate credit rating to CCC from B- and lowered its outlook to negative from stable. Our ability to obtain additional external financing and the related cost of borrowing may be affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. The ratings are subject to change or withdrawal at any time by the respective credit rating agencies.
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on November 23, 2015 and determined that there were no significant changes to our critical accounting policies in the six months ended March 31, 2016 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements - New Accounting Guidance Recently Adopted” to our unaudited interim Consolidated Financial Statements.
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
EBITDA and Adjusted EBITDA have limitations as analytical tools. EBITDA measures do not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. While EBITDA measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA excludes the impact of earnings or charges resulting from matters that we consider not to be indicative of our ongoing operations. In particular, our formulation of Adjusted EBITDA allows adjustment for certain amounts that are included in calculating net income (loss) as set forth in the following table including, but not limited to, restructuring charges, certain fees payable to our private equity sponsors and other advisors, resolution of certain legal matters and a portion of our pension and post-employment benefits costs which represents the amortization of pension service costs and actuarial gain (loss) associated with these benefits. However, these are expenses that may recur, may vary and are difficult to predict.

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended March 31,		Six months ended March 31,
In millions	2016	2015	2016	2015
Net loss	$(103)	$(22)	$(130)	$(19)
Interest expense	117	110	235	222
Interest income	—	(1)	—	(1)
Provision for (benefit from) income taxes	5	(6)	9	(3)
Depreciation and amortization	91	92	184	186
EBITDA	110	173	298	385
Restructuring charges, net	21	10	44	25
Sponsors' and other advisory fees (a)	4	2	6	4
Integration-related costs (b)	1	—	1	1
Third party sales transformation costs (c)	3	—	5	—
Non-cash share-based compensation	4	4	8	11
Change in certain tax indemnifications	—	—	—	(9)
Resolution of certain legal matters (d)	51	—	51	—
(Gain) loss on foreign currency transactions	(3)	1	(9)	(5)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (e)	14	17	29	34
Other	—	1	—	1
Adjusted EBITDA	$205	$208	$433	$447

(a)
Sponsors’ fees represent monitoring fees payable to affiliates of the Sponsors and their designees pursuant to a management services agreement. Other advisory fees represents costs incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure.

(b)	Integration-related costs primarily represent third-party consulting fees related to developing compatible IT systems and internal processes with those of acquired entities.

(c)	Third party sales transformation costs are consulting fees incurred in support of the Company's sales initiatives and the realignment of its sales organization.

(d)	Resolution of certain legal matters includes settlements and associated legal costs.

(e)	Represents that portion of pension and post-employment benefit costs which represents the amortization of prior service costs and net actuarial gain (loss) associated with these benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 23, 2015. As of March 31, 2016, there have been no material changes in this information.

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

The information included in Note 13, “Commitments and Contingencies” to the unaudited interim Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes during the quarterly period ended March 31, 2016 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Subsequent to the quarter ended March 31, 2016, there were no events that took place that are required to be disclosed in a report on Form 8-K that have not yet been reported.

Item 6.	Exhibits.

Exhibit Number
10.1	Separation Agreement and General Release by and between Avaya Inc. and Roger Gaston, effective as of March 31, 2016
31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of David Vellequette pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David Vellequette pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at March 31, 2016 and September 30, 2015, (ii) Consolidated Statement of Operations for the three and six months ended March 31, 2016 and 2015, (iii) the Consolidated Statement of Comprehensive Income for the three and six months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

May 16, 2016