Form 10-Q
period 2016-06-30
AVAYA INC
filed 2016-08-12
CIK 1116521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 12, 2016, 100 shares of Common Stock, $.01 par value, of the registrant were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Avaya Inc.
Consolidated Statements of Operations (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
REVENUE
Products	$398	$494	$1,286	$1,530
Services	484	505	1,458	1,543
	882	999	2,744	3,073
COSTS
Products:
Costs (exclusive of amortization of acquired technology intangible assets)	141	186	461	571
Amortization of acquired technology intangible assets	7	10	22	26
Services	192	219	599	662
	340	415	1,082	1,259
GROSS PROFIT	542	584	1,662	1,814
OPERATING EXPENSES
Selling, general and administrative	317	356	1,027	1,086
Research and development	66	82	211	256
Amortization of acquired intangible assets	57	55	170	169
Restructuring charges, net	44	7	88	32
	484	500	1,496	1,543
OPERATING INCOME	58	84	166	271
Interest expense	(117)	(113)	(352)	(335)
Loss on extinguishment of debt	—	(6)	—	(6)
Other income (expense), net	1	(11)	7	2
LOSS BEFORE INCOME TAXES	(58)	(46)	(179)	(68)
Provision for income taxes	(57)	(3)	(66)	—
NET LOSS	$(115)	$(49)	$(245)	$(68)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In millions)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Net loss	$(115)	$(49)	$(245)	$(68)
Other comprehensive (loss) income:
Pension, postretirement and postemployment benefit-related items, net of income taxes of $(10) and $1 for the three and nine months ended June 30, 2016 and $7 and $18 for the three and nine months ended June 30, 2015, respectively	(79)	10	(61)	34
Cumulative translation adjustment, net of income taxes of $(6) and $0 for the three and nine months ended June 30, 2016 and $0 and $0 for the three and nine months ended June 30, 2015, respectively	10	(25)	(10)	51
Other comprehensive (loss) income	(69)	(15)	(71)	85
Comprehensive (loss) income	$(184)	$(64)	$(316)	$17

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Balance Sheets (Unaudited)
(In millions, except per share and shares amounts)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$269	$323
Accounts receivable, net	532	678
Inventory	162	174
Deferred income taxes, net	—	26
Other current assets	196	171
TOTAL CURRENT ASSETS	1,159	1,372
Property, plant and equipment, net	268	282
Deferred income taxes, net	43	34
Acquired intangible assets, net	782	970
Goodwill	4,072	4,074
Other assets	138	130
TOTAL ASSETS	$6,462	$6,862
LIABILITIES
Current liabilities:
Debt maturing within one year	$24	$7
Accounts payable	330	379
Payroll and benefit obligations	165	229
Deferred revenue	710	665
Business restructuring reserve, current portion	87	90
Other current liabilities	268	282
TOTAL CURRENT LIABILITIES	1,584	1,652
Long-term debt	5,975	5,960
Pension obligations	1,666	1,690
Other postretirement obligations	189	194
Deferred income taxes, net	266	262
Business restructuring reserve, non-current portion	63	67
Other liabilities	401	415
TOTAL NON-CURRENT LIABILITIES	8,560	8,588
Commitments and contingencies
STOCKHOLDER'S DEFICIENCY
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,993	2,981
Accumulated deficit	(5,220)	(4,975)
Accumulated other comprehensive loss	(1,455)	(1,384)
TOTAL STOCKHOLDER'S DEFICIENCY	(3,682)	(3,378)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$6,462	$6,862

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Avaya Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine months ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(245)	$(68)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	277	279
Share-based compensation	12	15
Amortization of debt issuance costs	9	10
Accretion of debt discount	6	5
Non-cash charge for debt issuance costs upon redemption of debt	—	3
Third-party fees expensed in connection with the debt modification	—	8
Payment of paid-in-kind interest	—	(1)
Provision for uncollectible receivables	2	—
Deferred income taxes, net	4	—
Gain on sale of investments and long-lived assets, net	—	(1)
Unrealized (gain) loss on foreign currency exchange	(14)	6
Changes in operating assets and liabilities:
Accounts receivable	147	103
Inventory	12	12
Accounts payable	(48)	(33)
Payroll and benefit obligations	(144)	(72)
Business restructuring reserve	(3)	(34)
Deferred revenue	35	17
Other assets and liabilities	(20)	(64)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30	185
INVESTING ACTIVITIES:
Capital expenditures	(74)	(92)
Capitalized software development costs	(2)	—
Acquisition of businesses, net of cash acquired	(20)	(18)
Proceeds from sale of long-lived assets	2	—
Proceeds from sale-leaseback transactions	14	15
Proceeds from sale of investments	—	1
Purchase of investment	(1)	(1)
Other investing activities, net	1	(2)
NET CASH USED FOR INVESTING ACTIVITIES	(80)	(97)
FINANCING ACTIVITIES:
Proceeds of term B-7 loans	—	2,100
Repayment of term B-3 loans	—	(1,473)
Repayment of term B-6 loans	—	(581)
Proceeds from Foreign ABL	48	20
Repayment of Foreign ABL	(15)	—
Proceeds from Domestic ABL	203	—
Repayment of Domestic ABL	(198)	—
Proceeds from borrowings on revolving loans under the Senior Secured Credit Agreement	17	50
Repayments of borrowings on revolving loans under the Senior Secured Credit Agreement	(18)	(122)
Debt issuance and third-party debt modification costs	—	(14)
Repayment of long-term debt	(19)	(25)
Payments related to sale-leaseback transactions	(12)	(8)
Other financing activities, net	(3)	(3)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	3	(56)
Effect of exchange rate changes on cash and cash equivalents	(7)	(26)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(54)	6
Cash and cash equivalents at beginning of period	323	322
Cash and cash equivalents at end of period	$269	$328
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AVAYA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Background, Merger and Basis of Presentation
Background
Avaya Inc. together with its consolidated subsidiaries (collectively, the “Company” or “Avaya”) is a leading provider of contact center, unified communications and networking products and services. The Company's products and services portfolio spans software, hardware, professional and support services and cloud services. The Company conducts its business operations in three segments. Two of those segments, Global Communications Solutions and Avaya Networking, make up Avaya's Enterprise Collaboration Solutions product portfolio. The third segment contains Avaya’s services portfolio and is called Avaya Global Services.
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
Basis of Presentation
The accompanying unaudited interim Consolidated Financial Statements as of June 30, 2016 and for the three and nine months ended June 30, 2016 and 2015 include the accounts of Avaya Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements, and should be read in conjunction with the Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2015, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on November 23, 2015. The significant accounting policies used in preparing these unaudited interim Consolidated Financial Statements are the same as those described in Note 2 to those audited Consolidated Financial Statements except for recently adopted accounting guidance as discussed in Note 2 “Recent Accounting Pronouncements” of these unaudited interim Consolidated Financial Statements. In management’s opinion, these unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
In the third quarter of fiscal 2016, the Company adopted ASU No. 2015-17 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The standard simplified the balance sheet presentation of deferred income tax assets and liabilities requiring them to be classified as noncurrent. The new guidance has been adopted on a prospective basis by the Company, thus resulting in the reclassification of $27 million of current deferred tax assets and $3 million of current deferred tax liabilities to noncurrent on the accompanying Consolidated Balance Sheets.  The prior reporting period was not retrospectively adjusted.  The adoption of this guidance had no effect on the Company's Consolidated Statements of Operations or Consolidated Statements of Comprehensive Income.
Recent Accounting Guidance Not Yet Effective
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
In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The standard requires the recognition of assets and liabilities for all leases with lease terms of more than 12 months. This standard is effective for the Company in the first quarter of fiscal 2020 by means of a modified retrospective approach with early adoption permitted. The Company is currently evaluating the method of adoption and the effect that the adoption of this standard may have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-06 “Contingent Put and Call Options in Debt Instruments.” The standard clarified the assessment of whether an embedded contingent put or call option requires separate accounting from its debt host. This standard is effective for the Company in the first quarter of fiscal 2018 by means of a modified retrospective approach with early adoption permitted. The Company is currently evaluating the method of adoption and the effect that the adoption of this standard may have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-07 “Simplifying the Transition to the Equity Method of Accounting.” The standard eliminates the requirement to apply the equity method of accounting retrospectively when significant influence over a previously held investment is obtained. This standard is effective for the Company in the first quarter of fiscal 2018 on a prospective basis with early adoption permitted. The Company is currently evaluating the method of adoption and the effect that the adoption of this standard may have on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting.” This standard simplifies the accounting for share-based payments and their presentation in the statement of cash flows. This standard is effective for the Company in the first quarter of fiscal 2018 and must be applied retrospectively to each accounting period presented. The guidance pertaining to the statement of cash flow may be applied retrospectively or prospectively in the year of adoption. The Company is currently evaluating the method of adoption and the effect that the adoption of this standard may have on its Consolidated Financial Statements.
During 2016, the FASB issued several standards that clarify certain aspects of ASU 2014-09 “Revenue from Contracts with Customers” but do not change the original standard, and which include ASU No. 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” issued in March 2016, ASU No. 2016-10 "Identifying Performance Obligations and Licensing" issued in April 2016 and ASU No. 2016-12 "Narrow-Scope Improvements and Practical Expedients" issued in May 2016. These amendments are effective for the Company upon adoption of ASU 2014-09, which is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the method of adoption and the effect that the adoption of these standards may have on its Consolidated Financial Statements.

3.	Goodwill and Acquired Intangible Assets
Goodwill
Goodwill is not amortized but is subject to periodic testing for impairment in accordance with GAAP at the reporting unit level, which is one level below the Company’s operating segments. The test for impairment is conducted annually as of July 1st or more frequently if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount.
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
June 30, 2016 and 2015
Aside from the matter above, the Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2016 and 2015 that would indicate that the fair value of a reporting unit may be below its carrying amount. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.
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
June 30, 2016 and 2015
Aside from the matter above, the Company determined that no events occurred or circumstances changed during the nine months ended June 30, 2016 and 2015 that would indicate that its intangible assets with indefinite lives and other long-lived assets may be impaired. However, if market conditions deteriorate, or if the Company is unable to execute its strategies, it may be necessary to record impairment charges in the future.

4.	Supplementary Financial Information
Supplemental Operations Information

	Three months ended June 30,		Nine months ended June 30,
In millions	2016	2015	2016	2015
OTHER INCOME (EXPENSE), NET
Interest income	$1	$—	$1	$1
Foreign currency gains (losses), net	1	(3)	10	2
Third party fees incurred in connection with debt modifications	—	(8)	—	(8)
Change in certain tax indemnifications	—	—	—	9
Other, net	(1)	—	(4)	(2)
Total other income (expense), net	$1	$(11)	$7	$2
Supplemental Cash Flow Information

	Nine months ended June 30,
In millions	2016	2015
NON-CASH INVESTING ACTIVITY
Acquisition of equipment under capital lease	$3	$—

5.	Business Restructuring Reserve and Programs
Fiscal 2016 Restructuring Program
During fiscal 2016, the Company continued to identify opportunities to streamline operations and generate costs savings which included eliminating employee positions. During the nine months ended June 30, 2016, the Company recognized restructuring charges of $88 million, net of adjustments to the restructuring programs of prior fiscal years. These charges are primarily for employee separation costs associated with fiscal 2016 employee severance actions in Europe, Middle East and Africa ("EMEA"), for which the related payments are expected to be completed in fiscal 2023, as well as a voluntary headcount reduction plan initiated in the U.S. as the Company continues its transformation to a software and service-led organization. The separation charges include, but are not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. As the Company continues to evaluate opportunities to streamline its operations, it may identify cost savings globally and take additional restructuring actions in the future and the costs of those actions could be material.
The following table summarizes the components of the fiscal 2016 restructuring program during the nine months ended June 30, 2016:

In millions	Employee Separation Costs	Lease Obligations	Total
Fiscal 2016 restructuring program charges	$83	$—	$83
Cash payments	(27)	—	(27)
Balance as of June 30, 2016	$56	$—	$56

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
The following table summarizes the components of the fiscal 2015 restructuring program during the nine months ended June 30, 2016:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2015	$31	$2	$33
Cash payments	(17)	—	(17)
Balance as of June 30, 2016	$14	$2	$16
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
The following table aggregates the remaining components of the fiscal 2008 through 2014 restructuring programs during the nine months ended June 30, 2016:

In millions	Employee Separation Costs	Lease Obligations	Total
Balance as of October 1, 2015	$64	$60	$124
Cash payments	(30)	(15)	(45)
Adjustments (1)	1	2	3
Impact of foreign currency fluctuations	(1)	(3)	(4)
Balance as of June 30, 2016	$34	$44	$78

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
At June 30, 2016 and September 30, 2015, the Company had aggregate outstanding borrowings of $60 million and $55 million, in addition to $116 million and $119 million of issued and outstanding letters of credit with aggregate remaining revolver availability of $37 million and $83 million, respectively, under the Domestic ABL.
At June 30, 2016 and September 30, 2015, the Company had aggregate outstanding borrowings of $53 million and $20 million, in addition to $24 million and $22 million of issued and outstanding letters of credit with aggregate remaining revolver availability of $15 million and $101 million, respectively, under the Foreign ABL.
On June 5, 2015, the Company permanently reduced the senior secured multi-currency revolver from $200 million to $18 million and all letters of credit under the Senior Secured Credit Agreement were transferred to the Domestic ABL. At June 30, 2016 and September 30, 2015, the Company had aggregate outstanding borrowings of $17 million and $18 million, respectively, under the senior secured multi-currency revolver.
For the nine months ended June 30, 2016, the Company paid $19 million in aggregate quarterly principal payments on the senior secured term loans under the Senior Secured Credit Agreement. In addition, the Company is required to prepay outstanding term loans based on its annual excess cash flow, as defined in the Senior Secured Credit Agreement. No such excess cash payments were required in the current fiscal year, based on the Company's cash flows.
The weighted average contractual interest rate of the Company’s outstanding debt as of June 30, 2016 and September 30, 2015 was 7.3% and 7.3%, respectively. The effective interest rate of each obligation is not materially different than its contractual interest rate.
Principal amounts of long term debt and long term debt net of discounts and issuance costs consisted of the following:

	June 30, 2016		September 30, 2015
In millions	Principal Amount	Net of Discounts and Issuance Costs	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$17	$17	$18	$18
Variable rate revolving loans under the Domestic ABL due June 4, 2020	60	60	55	55
Variable rate revolving loans under the Foreign ABL due June 4, 2020	53	53	20	20
Variable rate term B-3 loans due October 26, 2017	616	612	616	611
Variable rate term B-4 loans due October 26, 2017	1	1	1	1
Variable rate term B-6 loans due March 31, 2018	537	534	537	532
Variable rate term B-7 loans due May 29, 2020	2,094	2,064	2,112	2,077
7% senior secured notes due April 1, 2019	1,009	1,001	1,009	999
9% senior secured notes due April 1, 2019	290	287	290	286
10.50% senior secured notes due March 1, 2021	1,384	1,370	1,384	1,368
Total debt	$6,061	5,999	$6,042	5,967
Debt maturing within one year		(24)		(7)
Non-current portion of long-term debt		$5,975		$5,960

Annual maturities of the principal amounts of the Company's long-term debt for the next five years ending September 30 and thereafter consist of:

In millions
Remainder of fiscal 2016	$6
2017	42
2018	1,179
2019	1,324
2020	2,125
2021 and thereafter	1,385
Total	$6,061
The Company has $617 million of variable rate term B-3 loans and term B-4 loans due October 26, 2017.  While the Company has been successful accessing the capital markets on terms and in amounts adequate to meet its objectives in the past, there can be no certainty that such funding will be available in needed quantities or on terms favorable to the Company due to market conditions or other occurrences.  If the Company is unable to raise the funds required to pay or refinance its term B-3 loans and term B-4 loans prior to the filing due date of its annual Form 10-K for the year ending September 30, 2016, the Company may not be able to assert that it will continue as a going concern in such filing. The Company’s credit facilities, the indentures governing the 2019 senior secured notes and the indenture governing the 2021 senior secured notes contain various covenants that among other matters, requires the Company to deliver timely audited financial statements, which shall not be subject to any “going concern” or like qualification or exception or any qualification or exception as to the scope of such audit. A breach of this or any other covenant could result in a default under one or all of the Company’s credit facilities and/or the indentures governing the notes. In the event of any default the applicable lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable.
Capital Lease Obligations
Included in other liabilities is $63 million and $61 million of capital lease obligations, net of imputed interest as of June 30, 2016 and September 30, 2015, respectively, which includes assets under a sale-leaseback arrangement and an office facility.
On August 20, 2014, the Company entered into an agreement to outsource certain delivery services associated with the Avaya Private Cloud Services business. That agreement included the sale of specified assets owned by the Company which are being leased-back by Avaya and accounted for as a capital lease. The agreement also provided additional financing to Avaya and its subsidiaries for the sale of equipment used in the performance of services under the agreement. During the nine months ended June 30, 2016 and 2015, the Company received proceeds of $14 million and $15 million, respectively, in connection with the sale of equipment used in the performance of services under this agreement. As of June 30, 2016 and September 30, 2015, capital lease obligations associated with this agreement were $49 million and $48 million, respectively.

7.	Foreign Currency Forward Contracts
The Company, from time to time, utilizes foreign currency forward contracts primarily to hedge fluctuations associated with certain monetary assets and liabilities, including accounts receivable, accounts payable, and certain intercompany obligations. These foreign currency forward contracts are not designated for hedge accounting treatment. Changes in fair value of these contracts are recorded as a component of other income, net to offset the change in the value of the underlying foreign currency denominated assets and liabilities.
The gains and (losses) of the foreign currency forward contracts included in other income (expense), net were $0 million and $(4) million for the three months ended June 30, 2016 and 2015, respectively, and $1 million and $(5) million for the nine months ended June 30, 2016 and 2015, respectively.

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
Asset and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016				September 30, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
In millions	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds and bank time deposits	$98	$98	$—	$—	$20	$20	$—	$—
Other Non-Current Assets:
Investments	$1	$1	$—	$—	$1	$1	$—	$—
Other Current Liabilities:
Foreign currency forward contracts	$—	$—	$—	$—	$1	$—	$1	$—
Fair Value of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments.
The estimated fair values of the amounts borrowed under the Company's revolving credit facilities were estimated based on Level 2 inputs using discounted cash flow techniques. Significant inputs to the discounted cash flow model include projected future cash flows based on projected LIBOR rates, and the average margin for companies with similar credit ratings and similar maturities. The estimated fair values of all other amounts borrowed under the Company’s financing arrangements at June 30, 2016 and September 30, 2015 were estimated based on Level 2 inputs using quoted market prices for the Company’s debt which is subject to infrequent transactions (i.e. a less active market).
The estimated fair values of the Company’s debt at June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016		September 30, 2015
In millions	Principal Amount	Fair Value	Principal Amount	Fair Value
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$17	$16	$18	$17
Variable rate revolving loans under the Domestic ABL due June 4, 2020	60	43	55	42
Variable rate revolving loans under the Foreign ABL due June 4, 2020	53	37	20	15
Variable rate term B-3 loans due October 26, 2017	616	475	616	532
Variable rate term B-4 loans due October 26, 2017	1	1	1	1
Variable rate term B-6 loans due March 31, 2018	537	398	537	461
Variable rate term B-7 loans due May 29, 2020	2,094	1,486	2,112	1,666
7% senior secured notes due April 1, 2019	1,009	726	1,009	800
9% senior secured notes due April 1, 2019	290	214	290	242
10.50% senior secured notes due March 1, 2021	1,384	325	1,384	644
Total	$6,061	$3,721	$6,042	$4,420

9.	Income Taxes
The provision for income taxes for the nine months ended June 30, 2016 and 2015 was $66 million and $0 million, respectively.

The effective income tax rate for the nine months ended June 30, 2016 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, and (4) a $7 million income tax provision related to the change in the indefinite reinvestment assertion.
At September 30, 2015, the Company’s book basis exceeded the tax basis it had in its foreign subsidiaries, creating an outside basis difference. Included in this outside basis difference were amounts attributable to earnings and profits for which the Company provided a deferred tax liability. Deferred taxes were not provided on the remaining portion of the outside basis difference as these amounts related to items other than the earnings and profits of the foreign subsidiaries and were essentially permanent in duration. During the three months ended March 31, 2016, the Company could no longer assert that it had the intent to indefinitely reinvest these amounts and the Company was required to adjust its deferred tax liability for the effects of this change in assertion. These adjustments resulted in an increase to the income tax provision of $9 million for the three months ended March 31, 2016 and a decrease to the income tax provision of $2 million for the three months ended June 30, 2016.
The effective income tax rate for the nine months ended June 30, 2015 differs from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) net reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, (4) the recognition of an $18 million income tax benefit as a result of net gains in other comprehensive income, and (5) the recognition of a $6 million income tax benefit related to the correction of prior period valuation allowances on deferred tax assets.
During the three months ended December 31, 2014, the Company recorded a correction to the prior period valuation allowances on deferred tax assets which decreased the provision for income taxes by $6 million. Prior to this adjustment the Company's provision for income taxes was $6 million for the nine months ended June 30, 2015. The Company evaluated the correction in relation to the nine months ended June 30, 2015, the full year results for fiscal 2015, as well as the periods in which the adjustment originated, and concluded that the adjustment is not material to this period or any prior quarter or year.
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
The components of the pension and postretirement net periodic benefit cost (credit) for the three and nine months ended June 30, 2016 and 2015 are provided in the table below:

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
In millions	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost (credit)
Service cost	$2	$1	$1	$2	$1	$—
Interest cost	27	34	3	3	3	5
Expected return on plan assets	(46)	(45)	—	—	(2)	(2)
Amortization of unrecognized prior service cost	—	1	—	—	(5)	(4)
Amortization of previously unrecognized net actuarial loss	23	24	2	1	1	2
Curtailment, settlement	3	—	—	—	(2)	—
Net periodic benefit cost (credit)	$9	$15	$6	$6	$(4)	$1

	Pension Benefits - U.S.		Pension Benefits - Non-U.S.		Postretirement Benefits - U.S.
	Nine months ended June 30,		Nine months ended June 30,		Nine months ended June 30,
In millions	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost (credit)
Service cost	$4	$3	$4	$5	$2	$1
Interest cost	82	102	10	11	9	15
Expected return on plan assets	(137)	(134)	(1)	(1)	(7)	(7)
Amortization of unrecognized prior service cost	1	1	—	—	(15)	(10)
Amortization of previously unrecognized net actuarial loss	66	73	5	5	3	4
Curtailment, settlement	3	—	—	—	(2)	—
Net periodic benefit cost (credit)	$19	$45	$18	$20	$(10)	$3
As a result of a voluntary headcount reduction plan during fiscal year 2016, certain U.S. pension and postretirement plans experienced a curtailment during the quarter ended June 30, 2016. The curtailment of the U.S. pension plan resulted in a curtailment loss of $3 million, which was recognized immediately. The curtailment of the U.S. postretirement plan resulted in an estimated curtailment gain of $6 million, $2 million of which was associated with the terminations that occurred as of June 30, 2016 and was recognized in the current period. The remaining curtailment gain will be recognized when the remaining terminations occur.
The Company's general funding policy with respect to its U.S. qualified pension plans is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations. For the nine month period ended June 30, 2016, the Company made contributions of $57 million to satisfy minimum statutory funding requirements. Estimated payments to satisfy minimum statutory funding requirements for the remainder of fiscal 2016 are $32 million.
The Company provides certain pension benefits for U.S. employees, which are not pre-funded, and certain pension benefits for non-U.S. employees, the majority of which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed or premiums are paid. For the nine month period ended June 30, 2016, the Company made payments for these U.S. and non-U.S. pension benefits totaling $5 million and $20 million, respectively. Estimated payments for these U.S. and non-U.S. pension benefits for the remainder of fiscal 2016 are $2 million and $5 million, respectively.

During the nine months ended June 30, 2016, the Company contributed $26 million to the represented employees’ post-retirement health trust to fund current benefit claims and costs of administration in compliance with the terms of the 2009 agreements between the Company and the CWA and IBEW, as extended through June 14, 2018. Estimated contributions under the terms of the 2009 agreements, as extended through June 14, 2018, are $10 million for the remainder of fiscal 2016.
The Company also provides certain retiree medical benefits for U.S. employees, which are not pre-funded. Consequently, the Company makes payments as these benefits are disbursed. For the nine months ended June 30, 2016, the Company made payments totaling $3 million for these retiree medical benefits. Estimated payments for these retiree medical benefits for the remainder of fiscal 2016 are $1 million.

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

Summarized financial information relating to the Company’s reportable segments is shown in the following table:

	Three months ended June 30,		Nine months ended June 30,
In millions	2016	2015	2016	2015
REVENUE
Global Communications Solutions	$351	$435	$1,144	$1,356
Avaya Networking	47	59	142	174
Enterprise Collaboration Solutions	398	494	1,286	1,530
Avaya Global Services	484	505	1,458	1,543
	$882	$999	$2,744	$3,073
GROSS PROFIT
Global Communications Solutions	$240	$287	$776	$890
Avaya Networking	17	21	49	69
Enterprise Collaboration Solutions	257	308	825	959
Avaya Global Services	293	286	859	882
Unallocated Amounts (1)	(8)	(10)	(22)	(27)
	542	584	1,662	1,814
OPERATING EXPENSES
Selling, general and administrative	317	356	1,027	1,086
Research and development	66	82	211	256
Amortization of intangible assets	57	55	170	169
Restructuring charges, net	44	7	88	32
	484	500	1,496	1,543
OPERATING INCOME	58	84	166	271
INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET	(116)	(130)	(345)	(339)
LOSS BEFORE INCOME TAXES	$(58)	$(46)	$(179)	$(68)

(1)
Unallocated Amounts in Gross Profit include the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.

12.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2016 and 2015 are summarized as follows:

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2015	$(1,368)	$(15)	$(1)	$(1,384)
Other comprehensive income before reclassifications	(99)	(10)	—	(109)
Amounts reclassified to earnings	39	—	—	39
Provision for income taxes	(1)	—	—	(1)
Balance as of June 30, 2016	$(1,429)	$(25)	$(1)	$(1,455)

In millions	Change in unamortized pension, postretirement and postemployment benefit-related items	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance as of October 1, 2014	$(1,150)	$(49)	$(1)	$(1,200)
Other comprehensive income before reclassifications	—	51	—	51
Amounts reclassified to earnings	52	—	—	52
Provision for income taxes	(18)	—	—	(18)
Balance as of June 30, 2015	$(1,116)	$2	$(1)	$(1,115)

The amounts reclassified out of accumulated other comprehensive loss into the Consolidated Statements of Operations prior to the impact of income taxes, with line item locations, during the three and nine months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Nine months ended June 30,
In millions	2016	2015	2016	2015	Line item in Statements of Operations
Change in unamortized pension, postretirement and postemployment benefit-related items	$3	$4	$10	$13	Costs - Products
	3	4	10	13	Costs - Services
	4	8	17	22	Selling, general and administrative
	—	1	2	4	Research and development
Total amounts reclassified to operations	$10	$17	$39	$52

13.	Commitments and Contingencies
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
During the nine months ended June 30, 2016, the Company recognized $53 million of settlement costs and legal fees in connection with the resolution of certain legal matters.  All settlement amounts associated with these legal matters have been paid as of June 30, 2016.
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
On November 10, 2014, TLI/Continuant made an initial application for attorney's fees, expenses and costs, which the Company is contesting. TLI/Continuant’s current application for attorneys’ fees, expenses and costs is approximately $71 million and represents activity through February 28, 2015. The Company expects that TLI/Continuant will make a supplemental application for activity beyond February 28, 2015 at some point in the future. If required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorney’s fees, expenses and costs, plus interest. If required to do so, the Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. As an interim matter, on February 22, 2016, the Company posted a bond in the amount of $8 million in connection with the pending attorneys' fees application.
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

In millions
Balance as of October 1, 2015	$9
Reductions for payments and costs to satisfy claims	(8)
Accruals for warranties issued during the period	6
Balance as of June 30, 2016	$7
Guarantees of Indebtedness and Other Off-Balance Sheet Arrangements
Letters of Credit
As of June 30, 2016, the Company had $140 million of outstanding letters of credit which ensure the Company's performance or payment to third parties.  Included in this amount is $116 million and $24 million of letters of credit issued under the Domestic ABL and Foreign ABL, respectively.
Surety Bonds
The Company arranges for the issuance of various types of surety bonds, such as license, permit, bid and performance bonds, which are agreements under which the surety company guarantees that the Company will perform in accordance with contractual or legal obligations. These bonds vary in duration although most are issued and outstanding from three months to three years. These bonds are backed by $76 million of the Company's letters of credit and include the $70 million of supersedeas bonds filed with the Court in the TLI/Continuant matter discussed above. If the Company fails to perform under its obligations, the maximum potential payment under all of these surety bonds was $84 million as of June 30, 2016.
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
Long-Term Cash Incentive Bonus Plan
Parent has established a long-term incentive cash bonus plan (“LTIP”). Under the LTIP, Parent will make cash awards available to compensate certain key employees upon the achievement of defined returns on the Sponsors’ initial investment in the Parent (a “triggering event”). Parent has authorized LTIP awards covering a total of $60 million, of which $20 million of multiple-of-money based long-term incentive cash awards ("MoM Awards") were outstanding as of June 30, 2016. The Company will begin to recognize compensation expense relative to the LTIP awards upon the occurrence of a triggering event (e.g., a sale or initial public offering). As of June 30, 2016, no compensation expense associated with the LTIP has been recognized. See Note 14, “Share-based Compensation” for further details.
Credit Facility Indemnification
In connection with its obligations under the credit facilities described in Note 6, “Financing Arrangements,” the Company has agreed to indemnify the third-party lending institutions for costs incurred by the institutions related to changes in tax law or other legal requirements. While there have been no amounts paid to the lenders pursuant to this indemnity in the past, there can be no assurance that the Company will not be obligated to indemnify the lenders under this arrangement in the future. As of June 30, 2016, no amounts have been accrued pursuant to this indemnity.
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

14.	Share-based Compensation
Avaya Holdings Corp.’s Amended and Restated 2007 Equity Incentive Plan (as amended, “2007 Plan”) governs the issuance of equity awards, including restricted stock units (“RSUs”), to eligible plan participants. Key employees, directors, and consultants of the Company may be eligible to receive awards under the 2007 Plan. Each RSU, when vested, entitles the holder to receive one share of Parent’s common stock, subject to certain restrictions on their transfer and sale as defined in the 2007 Plan and related award agreements.
On May 13, 2016, the Compensation Committee of the Board of Directors of Avaya Holdings Corp. approved changes to the Company’s executive compensation program, which included revisions to the Avaya Holdings Corp. Executive Committee Discretionary Annual Incentive Plan (the “EC DAIP”) and the long-term incentive awards granted to Company executives on November 17, 2015. The EC DAIP provides executive officers with a semi-annual discretionary incentive opportunity intended to reward both Company and individual performance. The long-term incentive awards granted to Company executives on November 17, 2015 consisted of RSUs and stock options granted under the 2007 Plan and cash awards (collectively, the "November 2015 Awards").
The EC DAIP and the November 2015 Awards were replace by the Avaya Inc. 2016 Key Employee Incentive Plan (the “KEIP”), which is a single market-based performance incentive program tied to the Company’s key operating metric. Executives' participation in the KEIP was conditioned upon the cancellation of their November 2015 Awards and the forfeiture of their right to receive EC DAIP awards for the second half of fiscal 2016. In aggregate, $12 million cash awards, 3,807,500

RSUs and 3,546,154 stock options awarded in November 2015 to participating executives were cancelled as a condition of their participation in the KEIP. Executives earn compensation under the KEIP beginning in the fourth quarter of fiscal 2016 and continuing through the third quarter of fiscal 2017.
Additionally, on May 19, 2016, the Board of Directors of Avaya Holdings Corp. approved an exchange program through which individuals holding unvested RSUs, outstanding vested and unvested deferred RSUs and outstanding unvested MoM Awards could exchange such awards for time-based long-term incentive cash awards ("Replacement Cash Awards"). This exchange program was made available to certain active employees beginning on June 13, 2016 and closed on July 26, 2016. The Replacement Cash Awards are subject to employee’s continued employment with the Company as of each applicable vesting date.
The exchange program offered Replacement Cash Awards for RSUs at an exchange rate of $0.40 per RSU grant. These awards vest over a two-year period: 34% at the end of the first year and 33% every six months thereafter. In connection with the exchange program, 3,963,158 unvested RSUs were exchanged for Replacement Cash Awards.
The exchange program offered Replacement Cash Awards for outstanding vested and unvested deferred RSUs at an exchange rate of $0.40 per deferred RSU grant. These awards will vest and be paid according to the existing schedule in effect for the corresponding deferred RSU. In connection with the exchange program, 5,677,588 deferred RSUs were exchanged for Replacement Cash Awards.
The exchange program offered Replacement Cash Awards for MoM Awards at an exchange rate equal to 25% of the original value of each MoM Award. These awards vest over a three-year period: 33% at the end of the first year and 16.75% every six months thereafter. In connection with the exchange program, MoM Awards with a grant value of $12 million were exchanged for Replacement Cash Awards.
The shares of the Company’s common stock underlying the RSUs and the deferred RSUs exchanged in the exchange program were returned to the status of authorized shares available for future grants under the 2007 Plan.

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
Our accompanying unaudited interim Consolidated Financial Statements as of June 30, 2016 and for the three and nine months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the "SEC") for interim financial statements, and should be read in conjunction with our Consolidated Financial Statements and other financial information for the fiscal year ended September 30, 2015, which were included in our Annual Report on Form 10-K filed with the SEC on November 23, 2015. In our opinion, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of the financial condition, results of operations and cash flows for the periods indicated.
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
See discussion in Note 1, "Background, Merger and Basis of Presentation" to our unaudited interim Consolidated Financial Statements.
Our Products and Services
The majority of Avaya’s product portfolio is represented by software products that reside on either a client or on a server and can be deployed as an on-premise solution or as a cloud and managed service solution. With our products and services, packaged as solutions, we can address the needs of a diverse range of customers, including large multinational enterprises, small and medium-sized businesses, and government organizations. Our customers operate in a broad range of industries, including financial services, manufacturing, retail, transportation, energy, media and communications, healthcare, education and government.
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

•
Worker productivity: Our conferencing, messaging, and other unified communications products and services are designed to help our customers integrate products that equally support desk-workers, teleworkers, and frequent business travelers, thereby increasing the mobility and productivity of their workforce. Our customers are increasingly demanding that individual workers be able to communicate across device types, channels and geographic locations knowing that their devices, data and connections are reliable and secure. For example, our customers using the Avaya Session Border Control ("SBC") can securely extend the corporate unified communications capabilities to a remote user on a mobile device and to desk phones in their remote and home offices.

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
Avaya Aura Core: A next-generation architecture powering our customers’ communications and collaboration services. Based on IP Multimedia Subsystem ("IMS"), an industry standard defined by the 3rd Generation Partnership Project ("3GPP"), this core (a blend of hardware and software) provides a flat communications control and management function using SIP methods. Unlike point-to-point SIP, or even standard client server SIP approaches used by most of our competitors, the Avaya Aura Core uses the SIP-IMS Service Control ("SIP-ISC"), signaling standard to allow multiple independent applications to serve communication sessions. Avaya Aura can scale to hundreds of thousands of users, serving the small enterprise through the largest enterprise customers in the world.
Avaya Breeze: Avaya Breeze is a software platform that simplifies embedding robust communications and collaboration capabilities into business applications, such as Customer Relationship Management ("CRM") or Enterprise Resources Planning ("ERP"). This platform delivers proven Avaya communications capabilities in an easy-to-use development environment which can automate workflows of nearly any business process. Avaya Breeze allows customers, third parties, and Avaya to create customized engagement applications and environments to meet unique needs. Customers and third parties can integrate business applications with unified communications technology and contact center capabilities including voice, short message service ("SMS") and email.
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
Avaya Oceana: This is our newest customer engagement software solution built on the Avaya Breeze platform. It delivers multi-touch engagement across voice, chat, email, SMS, co-browsing, and social media channels. Customers can be matched to agents based on key attributes and agents are provided with full visibility of the context of previous customer interactions. Oceana also provides visual workflow automation for customer journey mapping while giving companies the freedom and flexibility to create, innovate, and optimize customer journey-driven experiences that generate customer loyalty, retention, share of wallet, and repeat business. It extends channels, workspaces, analytics, and workflows to provide unprecedented flexibility and enables organizations to customize the solution for their exact use cases.
Avaya Oceanalytics: This is a modular, flexible, and extensible analytics and reporting platform which provides a single, comprehensive view of customer interactions across all sources, including Avaya and non-Avaya systems. It enables additions of other data sources as needed to allow processing and analysis of data across real-time and historical systems for visualization of data and support for feeding data into many existing modern visualization tools.
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
Our network virtualization solution - Fabric Connect - has been developed from standardized technologies, is built with open interfaces, and seamlessly integrates with open source customization tools. It is crucial that networking functions are automated using a single network-wide protocol that forms a single virtual control layer. Avaya also makes its networking operating system software available in a disaggregated format to run on industry standard hardware for specialized system integrator and service provider solutions.
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
We sometimes refer to the foregoing products and services as “flagship,” “legacy,” and “core” as follows:

•
Flagship includes products and services which reflect the expertise and innovation in some of the newest enhancements to our product portfolio. We believe these products and services offer the highest potential to contribute to revenue growth. The Flagship category includes Avaya Aura, IP Office, contact center, ethernet/fabric switching, Video, Wireless LAN, SBC, Zang, Avaya Breeze, Avaya Oceana, Avaya Professional Services, and Avaya Private Cloud and Managed services.

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
Principal amounts of long term debt and long term debt net of discounts and issuance costs as of June 30, 2016 consisted of the following:

In millions	Principal Amount	Net of Discounts and Issuance Costs
Variable rate revolving loans under the Senior Secured Credit Agreement due October 26, 2016	$17	$17
Variable rate revolving loans under the Domestic ABL due June 4, 2020	60	60
Variable rate revolving loans under the Foreign ABL due June 4, 2020	53	53
Variable rate term B-3 loans due October 26, 2017	616	612
Variable rate term B-4 loans due October 26, 2017	1	1
Variable rate term B-6 loans due March 31, 2018	537	534
Variable rate term B-7 loans due May 29, 2020	2,094	2,064
7% senior secured notes due April 1, 2019	1,009	1,001
9% senior secured notes due April 1, 2019	290	287
10.50% senior secured notes due March 1, 2021	1,384	1,370
Total debt	$6,061	5,999
Debt maturing within one year		(24)
Non-current portion of long-term debt		$5,975
The weighted average contractual interest rate of the Company's outstanding debt as of June 30, 2016 and September 30, 2015 was 7.3% and 7.3%, respectively.
The table below sets forth the annual maturities of the principal amounts of our long term debt as of June 30, 2016 for the next five years ending September 30th and thereafter:

In millions
Remainder of fiscal 2016	$6
2017	42
2018	1,179
2019	1,324
2020	2,125
2021 and thereafter	1,385
Total	$6,061
The Company has $617 million of variable rate term B-3 loans and term B-4 loans due October 26, 2017.  While the Company has been successful accessing the capital markets on terms and in amounts adequate to meet its objectives in the past, there can be no certainty that such funding will be available in needed quantities or on terms favorable to the Company due to market conditions or other occurrences. The Company continues to address the near-term maturities of debt and has retained advisers to assist with the assessment of opportunities to improve the Company’s capital structure.
Financial Results Summary
Our revenue for the nine months ended June 30, 2016 and 2015 was $2,744 million and $3,073 million, respectively, a decrease of $329 million or 11%. Revenues were affected by declines in sales of our core and legacy product lines particularly endpoints, gateways, the Nortel and Tenovis lines, servers, the unfavorable impact of foreign currencies, and decreases in flagship product lines such as ethernet switches and our IP office and Aura products. The declines in our product sales contributed to declines in associated maintenance services and professional services revenues. These declines were partially offset by revenue growth in our APCS and contact center offerings. We believe macroeconomic factors and uncertainties had an impact and will continue to impact our customers’ buying decisions in the foreseeable future as we saw ongoing procurement slowdowns and extended procurement cycles.
We continued to drive Avaya's transformation to a software and service-led organization and focused our go-to-market efforts on growing newer products and related services such as Aura, APCS, networking, contact center and IP Office.

As a result of a growing market trend around cloud consumption preferences more customers are exploring operational expense, or OpEx models, rather than capital expenditure, or CapEx models, for procuring technology. The shift to OpEx models enables customers to manage costs and efficiencies, by paying a subscription fee for business collaboration and communications services rather than purchasing the underlying products and services, infrastructure and personnel, which are owned and managed by the equipment vendor or a managed services or cloud provider. We believe the market trend toward OpEx models will continue as we see an increasing number of opportunities and requests for proposals based on OpEx models. This trend has driven an increase in the proportion of total company revenues attributable to software and services. As the trend towards the OpEx procurement model continues, we have focused our go-to-market strategy on our APCS and flagship product offerings. Since the beginning of fiscal 2014, as part of our go-to-market strategy we have made leadership changes, increased our front-line resources, conducted training, and are now focused on the systems and the accountability required to speed up the rate of execution. As of June 30, 2016, we anticipate the total future revenues for APCS contracts to be in excess of $850 million. The values for these contracts are usually larger than contracts under a CapEx model, but the associated revenues are recognized over a longer period of time, typically three to seven years.
The Company has maintained its focus on profitability levels and investing in future results. As the Company continues its transformation to a software and service-led organization, it has implemented programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and resources. These cost savings programs have included: (1) reducing headcount, (2) relocating certain job functions to lower cost geographies, including service delivery, customer care, research and development, human resources and finance, (3) eliminating real estate costs associated with unused or under-utilized facilities and (4) implementing gross margin improvement and other cost reduction initiatives. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating income for the nine months ended June 30, 2016 and 2015 was $166 million and $271 million, respectively, a decrease of $105 million. The decrease in operating income reflects the decrease in revenues as discussed above and was offset by the continued benefit from our cost savings initiatives. In addition, our operating results for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015 reflect, among other things:

•	improvement in gross margin to 60.6% for the nine months ended June 30, 2016 as compared to 59.0% for the nine months ended June 30, 2015;

•
lower pension and postretirement expenses as a result of the Company changing its estimates of the service and interest components of net periodic benefit costs associated with its U.S. pension and postretirement plans effective October 1, 2015;

•
increase in restructuring charges as the Company initiated greater cost cutting actions during the nine months ended June 30, 2016, particularly in Europe as well as a voluntary headcount reduction plan initiated in the U.S. as the Company continued its transformation to a software and service-led organization;

•	during the nine months ended June 30, 2016, the Company recognized $53 million of settlement costs and legal fees in connection with the resolution of certain legal matters;

•
during the nine months ended June 30, 2016 the Company recognized advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure, and third-party sales transformation costs; and

•	a favorable impact of foreign currency on our operating expenses.
Operating income includes non-cash depreciation and amortization of $277 million and $279 million and share-based compensation of $12 million and $15 million for the nine months ended June 30, 2016 and 2015, respectively.
Net loss for the nine months ended June 30, 2016 and 2015 was $245 million and $68 million, respectively. The increase in our net loss was primarily attributable to the decrease in our operating income as described above, greater interest expense as a result of the fiscal 2015 refinancing transactions and an increase in our provision for income taxes as a result of earnings from foreign jurisdictions.

Results From Operations
Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015
Revenue
Our revenue for the three months ended June 30, 2016 and 2015 was $882 million and $999 million, respectively, a decrease of $117 million or 12%. The following table sets forth a comparison of revenue by portfolio:

	Three months ended June 30,
	2016	2015	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
GCS	$351	$435	40%	44%	(19)%	(19)%
Networking	47	59	5%	6%	(20)%	(19)%
Total ECS product revenue	398	494	45%	50%	(19)%	(19)%
AGS	484	505	55%	50%	(4)%	(3)%
Total revenue	$882	$999	100%	100%	(12)%	(11)%
GCS revenue for the three months ended June 30, 2016 and 2015 was $351 million and $435 million, respectively, a decrease of $84 million or 19%. The decrease in GCS revenue was primarily attributable to lower demand for endpoints, gateways, Nortel and Tenovis products, SME Telephony products and servers.
Networking revenue for the three months ended June 30, 2016 and 2015 was $47 million and $59 million, respectively, a decrease of $12 million or 20%. The decrease was primarily attributable to lower demand for ethernet switches and the unfavorable impact of foreign currency.
AGS revenue for the three months ended June 30, 2016 and 2015 was $484 million and $505 million, respectively, a decrease of $21 million or 4%. The decrease in AGS revenue was primarily due to lower maintenance services revenues as a result of the lower product sales discussed above, lower professional services revenue, and the unfavorable impact of foreign currency. These decreases in AGS revenue were partially offset by higher revenue from APCS. As previously discussed, revenues associated with APCS contracts are recognized over a longer period of time, typically three to seven years.
The following table sets forth a comparison of revenue by location:

	Three months ended June 30,
	2016	2015	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
U.S.	$487	$538	55%	54%	(9)%	(9)%
International:
EMEA	206	263	23%	26%	(22)%	(21)%
APAC - Asia Pacific	102	107	12%	11%	(5)%	(4)%
Americas International - Canada and Latin America	87	91	10%	9%	(4)%	1%
Total International	395	461	45%	46%	(14)%	(13)%
Total revenue	$882	$999	100%	100%	(12)%	(11)%
Revenue in the U.S. for the three months ended June 30, 2016 and 2015 was $487 million and $538 million, respectively, a decrease of $51 million or 9%. The decrease in U.S. revenue was primarily attributable to lower sales of endpoints, gateways, networking products, servers, and Nortel and Tenovis legacy products and associated maintenance services and lower professional services revenues. The decrease in U.S. revenue was partially offset by higher revenues associated with APCS. Revenue in EMEA for the three months ended June 30, 2016 and 2015 was $206 million and $263 million, respectively, a decrease of $57 million or 22%. The decrease in EMEA revenue was primarily attributable to lower sales of endpoints and other products and associated maintenance services, lower professional services revenues, and the unfavorable impact of foreign currency. Revenue in APAC for the three months ended June 30, 2016 and 2015 was $102 million and $107 million, respectively, a decrease of $5 million or 5%. The decrease in APAC revenue was primarily attributable to lower sales of networking products, lower professional services and the unfavorable impact of foreign currency. Revenue in Americas International was $87 million and $91 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $4 million or 4%. The decrease in Americas International revenue was primarily attributable to lower sales of endpoints and the unfavorable impact of foreign currency, partially offset by higher sales from contact center products, higher revenues from professional services, higher sales of networking products and higher revenues associated with APCS.
We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Three months ended June 30,
	2016	2015	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
Direct	$104	$120	26%	24%	(13)%	(13)%
Indirect	294	374	74%	76%	(21)%	(21)%
Total ECS product revenue	$398	$494	100%	100%	(19)%	(19)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Three months ended June 30,
	Gross Profit		Gross Margin		Change
In millions	2016	2015	2016	2015	Amount	Pct.
GCS	$240	$287	68.4%	66.0%	$(47)	(16)%
Networking	17	21	36.2%	35.6%	(4)	(19)%
ECS	257	308	64.6%	62.3%	(51)	(17)%
AGS	293	286	60.5%	56.6%	7	2%
Unallocated amounts	(8)	(10)	(1)	(1)	2	(1)
Total	$542	$584	61.5%	58.5%	$(42)	(7)%

(1)	Not meaningful
Gross profit for the three months ended June 30, 2016 and 2015 was $542 million and $584 million, respectively, a decrease of $42 million or 7%. The decrease was primarily attributable to the decrease in sales volume and the unfavorable impact of foreign currency. The decreases in gross profit were partially offset by the success of our gross margin improvement initiatives, favorable pricing, and lower pension and postretirement expenses. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. Effective October 1, 2015 the Company changed its estimates of the service and interest components of net periodic benefit costs associated with our U.S. pension and postretirement plans which lowered pension and postretirement expenses. See Note 10, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details. Gross margin increased to 61.5% for the three months ended June 30, 2016 from 58.5% for the three months ended June 30, 2015 primarily as a result of our gross margin improvement initiatives, favorable pricing, higher software sales as a percentage of revenues, which have higher margins and lower pension and postretirement expenses.
GCS gross profit for the three months ended June 30, 2016 and 2015 was $240 million and $287 million, respectively, a decrease of $47 million or 16%. The decrease in GCS gross profit was primarily attributable to lower sales volume and the unfavorable impact of foreign currency. The decreases were partially offset by the success of our gross margin improvement initiatives, favorable pricing, and lower pension and postretirement expenses as discussed above. GCS gross margin increased to 68.4% for the three months ended June 30, 2016 from 66.0% for the three months ended June 30, 2015 primarily as a result of our gross margin improvement initiatives, favorable pricing, higher software sales as a percentage of revenues, which have higher margins, and lower pension and postretirement expenses.
Networking gross profit for the three months ended June 30, 2016 and 2015 was $17 million and $21 million, respectively. Networking gross margin increased to 36.2% for the three months ended June 30, 2016 from 35.6% for the three months ended June 30, 2015. Networking gross margin increased primarily as a result of our gross margin improvement initiatives.

AGS gross profit for the three months ended June 30, 2016 and 2015 was $293 million and $286 million, respectively, an increase of $7 million or 2%. The increase in AGS gross profit was primarily due to the continued benefit from our gross margin improvement initiatives and lower pension and postretirement expenses as discussed above. The increases in AGS gross profit were partially offset by lower revenue and the unfavorable impact of foreign currency. Our gross margin improvement initiatives have enabled us to reduce the workforce and relocate positions to lower-cost geographies. AGS gross margin was 60.5% for the three months ended June 30, 2016 compared to 56.6% for the three months ended June 30, 2015.
Unallocated amounts for the three months ended June 30, 2016 and 2015 included the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level.
Operating Expenses
The following table sets forth a comparison of operating expenses:

	Three months ended June 30,
	2016	2015	Percentage of Revenue		Change
In millions			2016	2015	Amount	Pct.
Selling, general and administrative	$317	$356	35.9%	35.6%	$(39)	(11)%
Research and development	66	82	7.5%	8.2%	(16)	(20)%
Amortization of intangible assets	57	55	6.5%	5.5%	2	4%
Restructuring charges, net	44	7	5.0%	0.7%	37	529%
Total operating expenses	$484	$500	54.9%	50.0%	$(16)	(3)%
Selling, general and administrative expenses for the three months ended June 30, 2016 and 2015 were $317 million and $356 million, respectively, a decrease of $39 million. The decrease was primarily attributable to the favorable impact of foreign currency, lower selling expenses, lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods, and lower pension and postretirement expenses as discussed above. Our cost savings initiatives included reductions to the workforce, exiting and consolidating facilities, and relocating positions to lower-cost geographies. The decrease was partially offset by advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure.
Research and development expenses for the three months ended June 30, 2016 and 2015 were $66 million and $82 million, respectively, a decrease of $16 million. The decrease was primarily due to lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods and the favorable impact of foreign currency.
Amortization of acquired intangible assets for the three months ended June 30, 2016 and 2015 was $57 million and $55 million, respectively.
Restructuring charges, net, for the three months ended June 30, 2016 and 2015 were $44 million and $7 million, respectively, an increase of $37 million. As Avaya continued its transformation to a software and service-led organization, it has implemented programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and resources. Restructuring charges recorded during the three months ended June 30, 2016 included employee separation costs of $44 million primarily associated with a voluntary headcount reduction plan initiated in the U.S. and employee severance actions in EMEA. Restructuring charges recorded during the three months ended June 30, 2015 included employee separation costs of $6 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $1 million. Employee separation charges included, but were not limited to, severance payments, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
Operating income for the three months ended June 30, 2016 and 2015 was $58 million and $84 million, respectively.
Operating income for the three months ended June 30, 2016 and 2015 included non-cash expenses for depreciation and amortization of $93 million and $93 million and share-based compensation of $4 million and $4 million, respectively.
Interest Expense
Interest expense for the three months ended June 30, 2016 and 2015 was $117 million and $113 million, respectively. Interest expense included non-cash interest expense of $5 million and $5 million, respectively. Non-cash interest expense for each period included amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the three months ended

June 30, 2016 and 2015, was $112 million and $108 million, respectively, an increase of $4 million. The increase in cash interest expense was the result of certain debt refinancing transactions that occurred during fiscal 2015. See Note 6, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2016 and 2015 was $1 million and $(11) million, respectively. Other expense, net, for the three months ended June 30, 2015 included $8 million of third party fees incurred in connection with debt modification.
Provision for Income Taxes
The provision for income taxes for the three months ended June 30, 2016 and 2015 was $57 million and $3 million, respectively.
The Company's effective income tax rate for the three months ended June 30, 2016 differed from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, (4) the recognition of a $16 million income tax provision as a result of net losses in other comprehensive income, and (5) a $2 million income tax benefit related to the change in the indefinite reinvestment assertion.
At September 30, 2015, the Company’s book basis exceeded the tax basis it had in its foreign subsidiaries, creating an outside basis difference. Included in this outside basis difference were amounts attributable to earnings and profits for which the Company provided a deferred tax liability. Deferred taxes were not provided on the remaining portion of the outside basis difference as these amounts related to items other than the earnings and profits of the foreign subsidiaries and were essentially permanent in duration. During the three months ended March 31, 2016, the Company could no longer assert that it had the intent to indefinitely reinvest these amounts and the Company was required to adjust its deferred tax liability for the effects of this change in assertion. These adjustments resulted in an increase to the income tax provision of $9 million for the three months ended March 31, 2016 and a decrease to the income tax provision of $2 million for the three months ended June 30, 2016.
The Company's effective rate for the three months ended June 30, 2015 differed from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, and (3) the recognition of a $7 million income tax benefit as a result of net gains in other comprehensive income.
During the three months ended June 30, 2016 and 2015, the Company recorded a tax (benefit) charge of $(16) million and $7 million respectively, related to net losses and gains included in other comprehensive income. As a result of the tax (benefits) charges to other comprehensive income for this tax effect, the Company recognized an income tax provision and benefit in continuing operations as a change in the current period valuation allowance was required against the Company's deferred tax assets in each period.
Nine Months Ended June 30, 2016 Compared with Nine Months Ended June 30, 2015
Revenue
Our revenue for the nine months ended June 30, 2016 and 2015 was $2,744 million and $3,073 million, respectively, a decrease of $329 million or 11%. The following table sets forth a comparison of revenue by portfolio:

	Nine months ended June 30,
	2016	2015	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
GCS	$1,144	$1,356	42%	44%	(16)%	(15)%
Networking	142	174	5%	6%	(18)%	(17)%
Total ECS product revenue	1,286	1,530	47%	50%	(16)%	(15)%
AGS	1,458	1,543	53%	50%	(6)%	(4)%
Total revenue	$2,744	$3,073	100%	100%	(11)%	(9)%
GCS revenue for the nine months ended June 30, 2016 and 2015 was $1,144 million and $1,356 million, respectively, a decrease of $212 million or 16%. The decrease in GCS revenue was primarily attributable to lower demand for endpoints, gateways, Nortel and Tenovis products, servers, SME Telephony products, and the unfavorable impact of foreign currency. The decrease in GCS revenue was partially offset by higher revenues associated with our contact center products.

Networking revenue for the nine months ended June 30, 2016 and 2015 was $142 million and $174 million, respectively, a decrease of $32 million or 18%. The decrease in Networking revenue was primarily attributable to lower sales of ethernet switches, higher revenues in fiscal 2015 associated with new product releases, and the unfavorable impact of foreign currency.
AGS revenue for the nine months ended June 30, 2016 and 2015 was $1,458 million and $1,543 million, respectively, a decrease of $85 million or 6%. The decrease in AGS revenue was primarily due to lower maintenance services revenues as a result of the lower product sales discussed above, lower professional services revenue, and the unfavorable impact of foreign currency. These decreases in AGS revenue were partially offset by higher revenue from APCS. As previously discussed, revenues associated with APCS contracts are recognized over a longer period of time, typically three to seven years.
The following table sets forth a comparison of revenue by location:

	Nine months ended June 30,
	2016	2015	Percentage of Total Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
U.S.	$1,520	$1,641	55%	53%	(7)%	(7)%
International:
EMEA	663	830	24%	27%	(20)%	(18)%
APAC - Asia Pacific	312	312	12%	10%	—%	2%
Americas International - Canada and Latin America	249	290	9%	10%	(14)%	(7)%
Total International	1,224	1,432	45%	47%	(15)%	(11)%
Total revenue	$2,744	$3,073	100%	100%	(11)%	(9)%
Revenue in the U.S. for the nine months ended June 30, 2016 and 2015 was $1,520 million and $1,641 million, respectively, a decrease of $121 million or 7%. The decrease in U.S. revenue was primarily attributable to lower maintenance services revenue, lower sales of endpoints, gateways, Nortel and Tenovis products, and professional services revenue. The decrease in U.S. revenue was partially offset by higher sales of our contact center and higher revenue attributable to APCS. Revenue in EMEA for the nine months ended June 30, 2016 and 2015 was $663 million and $830 million, respectively, a decrease of $167 million or 20%. The decrease in EMEA revenue was primarily attributable to lower demand and unfavorable pricing for our products and associated maintenance services, lower professional services revenue and the unfavorable impact of foreign currency. Revenue in APAC for the nine months ended June 30, 2016 and 2015 was $312 million and $312 million, respectively. APAC revenue was affected by higher APCS revenue and higher sales of Aura products, contact center products, and endpoints, partially offset by the unfavorable impact of foreign currency and lower sales of networking products. Revenue in Americas International was $249 million and $290 million for the nine months ended June 30, 2016 and 2015, respectively, a decrease of $41 million or 14%. The decrease in Americas International revenue was primarily attributable to the unfavorable impact of foreign currency and lower sales of endpoints. The decreases in Americas International revenue was partially offset by higher sales of contact center and networking products.
We sell our products both directly and through an indirect sales channel. The following table sets forth a comparison of revenue from sales of products by channel:

	Nine months ended June 30,
	2016	2015	Percentage of Total ECS Product Revenue		Yr. to Yr. Percentage Change	Yr. to Yr. Percentage Change, net of Foreign Currency Impact
In millions			2016	2015
Direct	$342	$383	27%	25%	(11)%	(9)%
Indirect	944	1,147	73%	75%	(18)%	(17)%
Total ECS product revenue	$1,286	$1,530	100%	100%	(16)%	(15)%

Gross Profit
The following table sets forth a comparison of gross profit by segment:

	Nine months ended June 30,
	Gross Profit		Gross Margin		Change
In millions	2016	2015	2016	2015	Amount	Pct.
GCS	$776	$890	67.8%	65.6%	$(114)	(13)%
Networking	49	69	34.5%	39.7%	(20)	(29)%
ECS	825	959	64.2%	62.7%	(134)	(14)%
AGS	859	882	58.9%	57.2%	(23)	(3)%
Unallocated amounts	(22)	(27)	(1)	(1)	5	(1)
Total	$1,662	$1,814	60.6%	59.0%	$(152)	(8)%

(1)	Not meaningful
Gross profit for the nine months ended June 30, 2016 and 2015 was $1,662 million and $1,814 million, respectively, a decrease of $152 million or 8%. The decrease was primarily attributable to the decrease in sales volume, unfavorable pricing, particularly in Europe, and the unfavorable impact of foreign currency. The decrease in gross profit was partially offset by the success of our gross margin improvement initiatives and lower pension and postretirement expenses. Our gross margin improvement initiatives included exiting facilities, reducing the workforce, relocating positions to lower-cost geographies, productivity improvements, and obtaining better pricing from our contract manufacturers and transportation vendors. Effective October 1, 2015 the Company changed its estimates of the service and interest components of net periodic benefit costs associated with our U.S. pension and postretirement plans which lowered pension and postretirement expenses recognized. See Note 10, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details. Gross margin increased to 60.6% for the nine months ended June 30, 2016 from 59.0% for the nine months ended June 30, 2015 primarily as a result of our gross margin improvement initiatives, lower pension and postretirement expenses, and higher software sales as a percentage of revenues, which have higher margins,
GCS gross profit for the nine months ended June 30, 2016 and 2015 was $776 million and $890 million, respectively, a decrease of $114 million or 13%. The decrease in GCS gross profit was primarily attributable to lower sales volume, the unfavorable impact of foreign currency, and unfavorable pricing, particularly in Europe. The decrease was partially offset by the success of our gross margin improvement initiatives and lower pension and postretirement expenses. GCS gross margin increased to 67.8% for the nine months ended June 30, 2016 from 65.6% for the nine months ended June 30, 2015 primarily as a result of our gross margin improvement initiatives, lower pension and postretirement expenses and higher software sales as a percentage of revenues, which have higher margins,
Networking gross profit for the nine months ended June 30, 2016 and 2015 was $49 million and $69 million, a decrease of $20 million or 29%. Networking gross margin for the nine months ended June 30, 2016 and 2015 was 34.5% and 39.7%, respectively. The decreases in Networking gross profit and gross margin were primarily attributable to lower sales volume, partially offset by our gross margin improvement initiatives.
AGS gross profit for the nine months ended June 30, 2016 and 2015 was $859 million and $882 million, respectively, a decrease of $23 million or 3%. The decrease in AGS gross profit was primarily due to lower services revenue and the unfavorable impact of foreign currency. The decrease in AGS gross profit was partially offset by the continued benefit from our gross margin improvement initiatives and lower pension and postretirement expenses. Our gross margin improvement initiatives have enabled us to reduce the workforce and relocate positions to lower-cost geographies. AGS gross margin increased to 58.9% for the nine months ended June 30, 2016 compared to 57.2% for the nine months ended June 30, 2015 as a result of our gross margin improvement initiatives.
Unallocated amounts for the nine months ended June 30, 2016 and 2015 included the effect of the amortization of acquired technology intangibles and costs that are not core to the measurement of segment management’s performance, but rather are controlled at the corporate level. The decrease in unallocated amounts was primarily attributable to lower amortization associated with technology intangible assets acquired in prior periods.

Operating Expenses
The following table sets forth a comparison of operating expenses:

	Nine months ended June 30,
	2016	2015	Percentage of Revenue		Change
In millions			2016	2015	Amount	Pct.
Selling, general and administrative	$1,027	$1,086	37.4%	35.3%	$(59)	(5)%
Research and development	211	256	7.7%	8.3%	(45)	(18)%
Amortization of intangible assets	170	169	6.2%	5.5%	1	1%
Restructuring charges, net	88	32	3.2%	1.0%	56	175%
Total operating expenses	$1,496	$1,543	54.5%	50.1%	$(47)	(3)%
Selling, general and administrative expenses for the nine months ended June 30, 2016 and 2015 were $1,027 million and $1,086 million, respectively, a decrease of $59 million. The decrease was primarily attributable to the favorable impact of foreign currency, lower selling expenses, lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods, and lower pension and postretirement expenses as discussed above. Our cost savings initiatives included reductions to the workforce, exiting and consolidating facilities, and relocating positions to lower-cost geographies. These decreases were partially offset by the resolution of certain legal matters, advisory fees incurred to assist in the assessment of strategic and financial alternatives to improve the Company’s capital structure, and third-party sales transformation costs.
Research and development expenses for the nine months ended June 30, 2016 and 2015 were $211 million and $256 million, respectively, a decrease of $45 million. The decrease was primarily due to lower payroll and payroll related expenses realized from the success of cost savings initiatives executed in prior periods and the favorable impact of foreign currency.
Amortization of acquired intangible assets for the nine months ended June 30, 2016 and 2015 was $170 million and $169 million, respectively.
Restructuring charges, net, for the nine months ended June 30, 2016 and 2015 were $88 million and $32 million, respectively, an increase of $56 million. As the Company continued its transformation to a software and service-led organization, it has implemented programs designed to streamline its operations, generate cost savings, and eliminate overlapping processes and resources. Restructuring charges recorded during the nine months ended June 30, 2016 included employee separation costs of $84 million primarily associated with employee severance actions in EMEA, and Canada, and a voluntary plan initiated in the U.S., as well as lease obligations of $4 million. Restructuring charges recorded during the nine months ended June 30, 2015 included employee separation costs of $25 million primarily associated with employee severance actions in EMEA and the U.S. and lease obligations of $7 million primarily related to facilities in the U.S. Employee separation charges included, but were not limited to, social pension fund payments and health care and unemployment insurance costs to be paid to or on behalf of the affected employees. The Company continues to evaluate opportunities to streamline its operations and identify cost savings globally and may take additional restructuring actions in the future and the costs of those actions could be material.
Operating Income
Operating income for the nine months ended June 30, 2016 and 2015 was $166 million and $271 million, respectively.
Operating income for the nine months ended June 30, 2016 and 2015 included non-cash expenses for depreciation and amortization of $277 million and $279 million and share-based compensation of $12 million and $15 million, respectively.
Interest Expense
Interest expense for the nine months ended June 30, 2016 and 2015 was $352 million and $335 million, respectively. Interest expense included non-cash interest expense of $15 million and $15 million, respectively. Non-cash interest expense for each period included amortization of debt issuance costs and accretion of debt discount. Cash interest expense for the nine months ended June 30, 2016 and 2015, was $337 million and $320 million, respectively, an increase of $17 million. The increase in cash interest expense was the result of certain debt refinancing transactions that occurred during fiscal 2015. See Note 6, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Other Income, Net
Other income, net for the nine months ended June 30, 2016 and 2015 was $7 million and $2 million, respectively. Other income, net, for the nine months ended June 30, 2016 included $10 million of net foreign currency gains. Other income, net, for the nine months ended June 30, 2015 included $9 million from the release of a reserve related to a tax indemnification liability and $2 million of net foreign currency gains, partially offset by $8 million of third party fees incurred in connection with debt modification.

Provision for Income Taxes
The provision for income taxes for the nine months ended June 30, 2016 and 2015 was $66 million and $0 million, respectively.
The Company's effective income tax rate for the nine months ended June 30, 2016 differed from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, and (4) a $7 million income tax provision related to the change in the indefinite reinvestment assertion.
At September 30, 2015, the Company’s book basis exceeded the tax basis it had in its foreign subsidiaries, creating an outside basis difference. Included in this outside basis difference were amounts attributable to earnings and profits for which the Company provided a deferred tax liability. Deferred taxes were not provided on the remaining portion of the outside basis difference as these amounts related to items other than the earnings and profits of the foreign subsidiaries and were essentially permanent in duration. During the three months ended March 31, 2016, the Company could no longer assert that it had the intent to indefinitely reinvest these amounts and the Company was required to adjust its deferred tax liability for the effects of this change in assertion. These adjustments resulted in an increase to the income tax provision of $9 million for the three months ended March 31, 2016 and a decrease to the income tax provision of $2 million for the three months ended June 30, 2016.
The Company's effective income tax rate for the nine months ended June 30, 2015 differed from the statutory U.S. Federal income tax rate primarily due to (1) the effect of tax rate differentials on foreign income/loss, (2) changes in the valuation allowance established against the Company’s deferred tax assets, (3) tax positions taken during the current period offset by reductions for unrecognized tax benefits resulting from the lapse of statute of limitations, (4) the recognition of a $18 million income tax benefit as a result of net gains in other comprehensive income, and (5) the recognition of a $6 million income tax benefit related to the correction of prior period valuation allowances on deferred tax assets.
During the nine months ended June 30, 2016 and 2015, the Company recorded tax charges of $1 million and $18 million respectively, related to net gains included in other comprehensive income. As a result of the tax charges to other comprehensive income for this tax effect, the Company recognized an income tax benefit in continuing operations as less current period valuation allowance was required against the Company's deferred tax assets in each period.
Liquidity and Capital Resources
We expect our existing cash balance, cash generated by operations and borrowings available under our credit facilities to be our primary sources of short-term liquidity, and we believe these sources will be sufficient to meet our liquidity needs for at least the next twelve months. Our ability to meet our cash requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. As part of our analysis, we have assessed the implications of recent financial events on our current business and determined that these market conditions have not resulted in an inability to meet our obligations as they come due in the ordinary course of business over the next twelve months. This analysis includes, among other things, scheduled principal and interest payments on our debt and payments of restructuring charges. The analysis also assumes that we will not receive an adverse decision from the United States Court of Appeals for the Third Circuit regarding the Company’s litigation with Telecom Labs, Inc., TeamTLI.com Corp. and Continuant Technologies, Inc. (“TLI/Continuant”), nor would we have to post an additional bond in connection with an application for attorneys’ fees, expenses and costs in relation to that litigation matter. See Note 13, "Commitments and Contingencies - Antitrust Litigation" to our unaudited interim Consolidated Financial Statements for additional details regarding this litigation matter. However, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities to enable us to repay our debt, or to fund other liquidity needs including, without limitation adverse legal outcomes.
The Company has $617 million of variable rate term B-3 loans and term B-4 loans due October 26, 2017 and $537 million of variable rate term B-6 loans due March 31, 2018. While we have been successful accessing the capital markets on terms and in amounts adequate to meet our objectives in the past, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us due to market conditions or other occurrences.

Sources and Uses of Cash
The following table provides the condensed statements of cash flows for the periods indicated:

	Nine months ended June 30,
In millions	2016	2015
Net cash (used for) provided by:
Net loss	$(245)	$(68)
Adjustments to net loss for non-cash items	296	324
Changes in operating assets and liabilities	(21)	(71)
Operating activities	30	185
Investing activities	(80)	(97)
Financing activities	3	(56)
Effect of exchange rate changes on cash and cash equivalents	(7)	(26)
Net (decrease) increase in cash and cash equivalents	(54)	6
Cash and cash equivalents at beginning of period	323	322
Cash and cash equivalents at end of period	$269	$328
Operating Activities
Cash provided by operating activities was $30 million and $185 million for the nine months ended June 30, 2016 and 2015, respectively.
Adjustments to reconcile net loss to net cash provided by operations for the nine months ended June 30, 2016 and 2015 were $296 million and $324 million, and primarily consisted of depreciation and amortization of $277 million and $279 million, deferred income taxes of $4 million and $0 million, unrealized (gain) loss on foreign currency exchange of $(14) million and $6 million, non-cash interest expense of $15 million and $15 million, and share-based compensation of $12 million and $15 million, respectively.
During the nine months ended June 30, 2016 and 2015, changes in our operating assets and liabilities resulted in a net decrease in cash and cash equivalents of $21 million and $71 million, respectively. The net decreases were driven by payments associated with our employee incentive programs, the timing of payments to our vendors, and payments associated with business restructuring reserves. These decreases were partially offset by collection of accounts receivable, increases in accrued interest, increases in deferred revenues and lower inventory.
Investing Activities
Cash used for investing activities was $80 million and $97 million for the nine months ended June 30, 2016 and 2015, and included capital expenditures of $74 million and $92 million and scheduled payments for businesses acquired in the current and prior periods to enhance our technology portfolio of $20 million and $18 million, respectively. During the nine months ended June 30, 2016 and 2015, cash used for investing activities was partially offset by $14 million and $15 million in proceeds received in connection with financing the use of equipment for the performance of services under our agreement with HP Enterprise Services, LLC ("HP"), respectively. During the nine months ended June 30, 2016, cash used for investing activities was also partially offset by $2 million in proceeds from the sale of real estate.
Financing Activities
Cash provided by financing activities was $3 million for the nine months ended June 30, 2016 as compared to cash used for financing activities of $56 million for the nine months ended June 30, 2015.
Cash provided by financing activities during the nine months ended June 30, 2016 includes $37 million of borrowings in excess of repayments under our revolving credit facilities. During the nine months ended June 30, 2016 and 2015, scheduled debt repayments were $19 million and $25 million, and scheduled repayments in connection with financing the use of equipment for the performance of services under our agreement with HP were $12 million and $8 million, respectively.
Cash flows from financing activities for the nine months ended June 30, 2015 includes cash proceeds of $2,100 million from the issuance of of Term B-7 Loans maturing May 29, 2020. The proceeds from the issuance of the Term B-7 Loans were used to: (a) repay $2,054 million aggregate principal amounts of Term B-3 Loans, Term B-4 Loans, and Term B-6 Loans, (b) repay $32 million of revolving loans outstanding under our Senior Secured Credit Agreement, (c) pay $8 million of third party fees and expenses for debt modification costs incurred in the refinancing transaction, and (d) pay $1 million for interest accrued on the refinanced term and revolving credit loans through the date of the refinancing transaction. The redemption price of the Term

B-3 Loans and Term B-6 Loans includes $1 million of paid-in-kind interest expense recognized in prior periods and $4 million of unamortized discount which is included in the loss on extinguishment of debt during the nine months ended June 30, 2015. Cash paid for debt issuance and debt modification costs were $14 million for the nine months ended June 30, 2015. In addition to the $32 million repaid with the proceeds of the Term B-7 Loans, we repaid another $90 million and borrowed $50 million of revolving loans under our Senior Secured Credit Agreement and borrowed $20 million under our Foreign ABL during the nine months ended June 30, 2015.
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
The Company continues to address the near-term maturities of debt and has retained advisers to assist with the assessment of opportunities to improve the Company’s capital structure. The Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance existing debt or issue additional debt securities.
As of June 30, 2016, the Company was not in default under any of its debt agreements.
See Note 6, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements for further details.
Future Cash Requirements
A substantial portion of our future cash requirements are for the payment of principal and interest on our debt which historically has been in excess of 70% of our operating cash flows as adjusted to add back interest payments on our debt. Our other future cash requirements relate to working capital, capital expenditures, restructuring payments, and benefit obligations. In addition, we may use cash in the future to make strategic acquisitions.
In addition to our working capital requirements, we expect our primary cash requirements for the remainder of fiscal 2016 to be as follows:

•
Debt service—We expect to make payments of $130 million during the remainder of fiscal 2016 in principal and interest associated with long-term debt and interest associated with our three revolving credit facilities, although we may elect to make additional principal payments under certain circumstances. The expected payments are exclusive of repayments we have made or may make under our revolving credit facilities. In the ordinary course of business, we may from time to time borrow and repay amounts under our revolving credit facilities to meet business needs.

•
Restructuring payments—We expect to make payments of $30 million during the remainder of fiscal 2016 for employee separation costs and lease termination obligations associated with restructuring actions we have taken through June 30, 2016 and additional actions we may take in fiscal 2016 as the Company continues to evaluate opportunities to streamline its operations and identify additional cost savings globally.

•	Capital expenditures—We expect to spend $23 million to $27 million for capital expenditures during the remainder of fiscal 2016.

•
Benefit obligations—We expect to make payments under our pension and postretirement obligations of $50 million during the remainder of fiscal 2016. See discussion in Note 10, “Benefit Obligations” to our unaudited interim Consolidated Financial Statements for further details of our benefit obligations.

On October 23, 2014, in connection with the TLI/Continuant matter, the Company filed a supersedeas bond with the Court in the amount of $63 million to stay execution of a judgment against it while the matter is on appeal. The Company secured posting of the bond through the issuance of a letter of credit under its credit facilities. In connection with this proceeding, an application was also filed seeking attorneys' fees, expenses and costs, which the Company is contesting. The current application for attorneys’ fees, expenses and costs is approximately $71 million and represents activity through February 28, 2015.
The Company expects that a supplemental application will be filed for activity beyond February 28, 2015 at some point in the future. If required, and in order to stay the enforcement of any award for attorney’s fees, expenses and costs, on appeal or otherwise, the Company will post a bond in the amount of the award for attorneys' fees, expenses and costs, plus interest. Although this potential posting of the bond is not in our forecast, if required to do so, the Company expects to secure posting of the bond through existing resources and may use any or a combination of the issuance of one or more letters of credit under its existing credit facilities and cash on hand. As an interim matter, on February 22, 2016, the Company posted a bond in the amount of $8 million in connection with the pending attorneys' fees application. See Note 13, "Commitments and Contingencies - Antitrust Litigation" to our unaudited interim Consolidated Financial Statements for additional details regarding this litigation matter. These and other legal matters could have a material adverse effect on the manner in which the Company does business and the Company's financial position, results of operations, cash flows and liquidity.

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
As of June 30, 2016, the Company had $60 million, $53 million and $17 million of outstanding borrowings, $116 million, $24 million and $0 million of issued and outstanding letters of credit, and remaining revolver availability of $37 million, $15 million and $1 million under the Domestic ABL, Foreign ABL and Senior Secured Credit Agreement, respectively. Our revolving credit facilities include customary conditions that, if not complied with, could restrict our availability to borrow. See Note 6, “Financing Arrangements” to our unaudited interim Consolidated Financial Statements.
As of June 30, 2016 and September 30, 2015, our cash and cash equivalents held outside the U.S. were $93 million and $109 million, respectively. As of June 30, 2016, balances of cash and cash equivalents held outside the U.S. in excess of in-country needs and which could not be distributed to the U.S. without restriction were not material.
If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund a significant strategic acquisition or an adverse legal outcome or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue additional equity. In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long-term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. Furthermore, if we acquire a business in the future that has existing debt, our debt service requirements may increase. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.
The Company has $617 million of variable rate term B-3 loans and term B-4 loans due October 26, 2017.  While the Company has been successful accessing the capital markets on terms and in amounts adequate to meet its objectives in the past, there can be no certainty that such funding will be available in needed quantities or on terms favorable to the Company due to market conditions or other occurrences.  If the Company is unable to raise the funds required to pay or refinance its term B-3 loans and term B-4 loans prior to the filing due date of its annual Form 10-K for the year ending September 30, 2016, the Company may not be able to assert that it will continue as a going concern in such filing. The Company’s credit facilities, the indentures governing the 2019 senior secured notes and the indenture governing the 2021 senior secured notes contain various covenants that among other matters, requires the Company to deliver timely audited financial statements, which shall not be subject to any “going concern” or like qualification or exception or any qualification or exception as to the scope of such audit. A breach of this or any other covenant could result in a default under one or all of the Company’s credit facilities and/or the indentures governing the notes. In the event of any default the applicable lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. The Company continues to address the near-term maturities of debt and has retained advisers to assist with the assessment of opportunities to improve the Company’s capital structure.
Based on past performance and current expectations, we believe that our existing cash and cash equivalents of $269 million as of June 30, 2016, future cash provided by operating activities, and borrowings available under our credit facilities will be sufficient to meet our future cash requirements described above for at least the next twelve months. Our ability to meet these requirements will depend on our ability to generate the cash we are forecasting from operations, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and our ability to fund other liquidity needs, including, without limitation, adverse legal outcomes as discussed above.
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
Critical Accounting Policies and Estimates
Management has reassessed the critical accounting policies as disclosed in our Annual Report on Form 10-K filed with the SEC on November 23, 2015 and determined that there were no significant changes to our critical accounting policies in the nine months ended June 30, 2016 except for recently adopted accounting guidance as discussed in Note 2, “Recent Accounting Pronouncements - New Accounting Guidance Recently Adopted” to our unaudited interim Consolidated Financial Statements.
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

The unaudited reconciliation of net loss, which is a GAAP measure, to EBITDA and Adjusted EBITDA is presented below:

	Three months ended June 30,		Nine months ended June 30,
In millions	2016	2015	2016	2015
Net loss	$(115)	$(49)	$(245)	$(68)
Interest expense	117	113	352	335
Interest income	(1)	—	(1)	(1)
Provision for income taxes	57	3	66	—
Depreciation and amortization	93	93	277	279
EBITDA	151	160	449	545
Restructuring charges, net	44	7	88	32
Sponsors' and other advisory fees (a)	9	1	15	5
Acquisition and integration-related costs (b)	1	1	2	2
Third party sales transformation costs (c)	—	—	5	—
Loss on extinguishment of debt (d)	—	6	—	6
Third-party fees expensed in connection with the debt modification (e)	—	8	—	8
Non-cash share-based compensation	4	4	12	15
Gain on sale of investments and long-lived assets, net	—	(1)	—	(1)
Change in certain tax indemnifications	—	—	—	(9)
Resolution of certain legal matters (f)	2	—	53	—
(Gain) loss on foreign currency transactions	(1)	3	(10)	(2)
Pension/OPEB/nonretirement postemployment benefits and long-term disability costs (g)	13	18	42	52
Other	—	—	—	1
Adjusted EBITDA	$223	$207	$656	$654

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

(d)
Loss on extinguishment of debt represents the loss recognized in connection with certain debt refinancing transactions entered into during fiscal 2015. The loss is based on the difference between the reacquisition price and the carrying value (including unamortized debt issue costs) of the debt. See Note 6, "Financing Arrangements," to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

(e)
The third-party fees expensed in connection with debt modification represent fees paid to third parties in connection with certain debt refinancing transactions entered into during fiscal 2015. See Note 6, "Financing Arrangements," to our unaudited interim Consolidated Financial Statements located elsewhere in this Form 10-Q.

(f)	Resolution of certain legal matters includes settlements and associated legal costs.

(g)	Represents that portion of pension and post-employment benefit costs which represents the amortization of prior service costs and net actuarial gain (loss) associated with these benefits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk” in Avaya’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on November 23, 2015. As of June 30, 2016, there have been no material changes in this information.

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

There have been no material changes during the quarterly period ended June 30, 2016 to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Subsequent to the quarter ended June 30, 2016, there were no events that took place that are required to be disclosed in a report on Form 8-K that have not yet been reported.

Item 6.	Exhibits.

Exhibit Number
10.1
Form of Avaya Inc. Executive Change in Control Agreement, dated May 13, 2016, between Avaya Inc. and an executive (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2016)

10.2
Avaya Inc. Executive Change in Control Agreement, dated May 13, 2016, between Avaya Inc. and Kevin J. Kennedy (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2016)

10.3	Avaya Inc. 2016 Key Employee Incentive Plan, effective April 1, 2016 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2016)
10.4
Form of Participation Agreement, dated May 13, 2016, between Avaya Inc. and an executive (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2016)

10.5
Form of Retention Bonus Agreement, dated May 13, 2016, between Avaya Inc. and an executive (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2016)

10.6
Retention Bonus Agreement, dated May 13, 2016, between Avaya Inc. and James Chirico (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2016)

10.7
Avaya Holdings Corp. Cash Long-Term Incentive Plan, effective as of May 19, 2016 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2016)

10.8	Form of Avaya Holdings Corp. Long-Term Cash Award Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2016)
10.9	Avaya Inc. Involuntary Separation Plan for Senior Officers, amended and restated effective May 13, 2016
31.1	Certification of Kevin J. Kennedy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of David Vellequette pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Kevin J. Kennedy pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David Vellequette pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Avaya Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at June 30, 2016 and September 30, 2015, (ii) Consolidated Statement of Operations for the three and nine months ended June 30, 2016 and 2015, (iii) the Consolidated Statement of Comprehensive Income for the three and nine months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements (Unaudited)*

*
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

August 12, 2016